Form 10-Q
period 1995-06-30
AMRECORP REALTY FUND II
filed 1995-08-11
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  2O549

                            FORM 1O-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


      For  Quarter  Ended  June 30, 1995       Commission  file number 2-9O654

                     AMRECORP REALTY FUND II

     (Exact name of registrant as specified in its charter)

              Texas                           75-1956009
 (State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)         Identification Number)

                  16415 Addison Road, Suite 200
                        Dallas, Texas  75248

            (Address of principal executive offices)

Registrant's  telephone  number,  including  area  code:  (214) 38O-8OOO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days.

                         Yes:  Y        No:




                    REGISTRANT IS A LIMITED PARTNERSHIP
                                   PART I

                           FINANCIAL INFORMATION



Item 1.        Financial Statements

The following unaudited financial statements are filed herewith:

Balance Sheet..................................................Page 3

Statement of Income and Expenses...............................Page 4
(Quarterly)

Statement of Income and Expenses...............................Page 5
(Year to Date)

Statement of Changes In Partner's Equity.......................Page 6

Statement of Cash Flows........................................Page 7

Notes to Financial Statements..................................Page 8



The statements, insofar as they relate to the period subsequent to December 31, 1994, are unaudited.


                     AMRECORP REALTY FUND II
                          BALANCE SHEET

                                        June 30, 1995  June 30, 1994
                                          Unaudited       Audited

                ASSETS
Investment in realestate
Land                                      $ 1,858,048    $ 1,858,048
Building & Improvements                    10,023,687     10,023,687
Furniture & fixtures                          544,421        544,421
                                          $12,426,156    $12,426,156
Less: Accumulated Depreciation             (5,009,182)    (4,793,182)
                                          $ 7,416,974    $ 7,632,974


Cash including cash investments               267,248            480
Escrow deposits                               191,556         13,203
Deferred costs and fees                       117,271         69,108
Other assets                                   47,710         36,748
Total assets                              $ 8,040,759    $ 7,752,513

Liabilities: and partner equity:
Mortgage and notes payable                  6,578,395      6,203,740
Accounts payable & accrued expenses           119,480         79,782
Real estate taxes payable                      75,090              0
Security deposits                              44,258         41,243
Accrued interest                              233,781        235,161
Due to affiliates                               5,303          3,283

Total liabilities                         $ 7,056,307    $ 6,563,209

Partners equity                               984,452      1,189,304

Total liabilities and partner equity      $ 8,040,759    $ 7,752,513

                          AMRECORP REALTY FUND II
                     STATEMENT OF INCOME AND EXPENSES
                                (UNAUDITED)

                                 Quarter ended      Quarter ended
                                 June 30, 1995       June 30, 1994
           Income
Rentals                              $ 393,880          $  384,833
Other                                   10,718               5,749

Total                                $ 404,598          $  390,582

Expenses:
Maintenance & repairs                   77,359              43,029
Salaries & wages                        42,871              30,997
Real estate taxes                       32,790              19,618
Contract services                       19,816              19,618
General & administrative                19,101              27,384
Utilities                               17,539              16,765
Insurance                                8,715               8,386
                                     $ 218,191           $ 194,179

Interest                               149,650             161,020

Depreciation and amortization          108,000             154,000

General partner fees:
Property management fees                20,844              19,768
Deferred costs and fees                  1,741               1,661
Total expenses                       $ 498,426           $ 530,628


Net income before                    $ (93,828)          $(140,046)
extraordinary item
Extraordinary items:
Loss on extinguishment of                    0             (60,531)
debt

Net income                           $ (93,828)          $(200,577)


                     AMRECORP REALTY FUND II
                STATEMENT OF INCOME AND EXPENSES
                           (UNAUDITED)

                                 Year To Date        Year To Date
                                 June 30,1995        June 30,1994
           INCOME
Rentals                             $ 786,509           $ 762,564
Other                                  26,599              11,234

Total                               $ 813,108           $ 773,798

Expenses:
Maintenance & repairs                 147,710              83,169
Salaries & wages                       80,533              64,461
Real estate taxes                      75,090              96,000
General & administrative               50,485              48,895
Utilities                              37,220              31,819
Contract service                       36,340              36,568
Insurance                              17,790              15,354
                                    $ 445,168           $ 376,266

Interest                              311,393             321,138

Depreciation and amortization         216,000             308,000

General partner fees:
Property management fees               41,917              39,531
Deferred costs and fees                 3,482               3,161
Total expenses                     $1,017,960          $1,048,096


Net income before                   $(204,852)          $(274,298)
extraordinary items

Extraordinary items:
Loss on extinguishment of debt              0             (60,531)


Net income (loss)                   $(204,852)          $(334,829)


                     AMRECORP REALTY FUND II
            STATEMENT OF CHANGES IN PARTNER'S EQUITY

                THREE MONTHS ENDED JUNE 30, 1995

                               Total         Limited        General
                                            Partners       Partners
Balance April 1, 1995     $1,078,280      $ (109,370)    $1,187,650

Net income (loss)            (93,828)           (938)       (92,890)

Balance June 30, 1995     $  984,452      $ (110,308)    $1,094,760



                     AMRECORP REALTY FUND II
                     STATEMENT OF CASH FLOWS

                                              For The Quarter
                                                   Ended
                                               JUNE 30, 1995

Cash flows from operating activities:
Net income (loss)                                $   (93,828)
Adjustments to reconcile net income to
Cash provided by operations:
Depreciation and amortization                        108,000

Changes in assets and liabilities
Real estate taxes payable                             32,790
Escrow deposits                                      (24,724)
Due to affiliates                                     (1,340)
Accounts payable and accrued expenses                 37,655
Security deposits                                        750
Accured interest                                      32,514
Deferred costs and fees                               24,445
Other assets                                         (33,930)

Total adjustments                                 $  176,160

Net cash provided by operating activities         $   82,332

Cash flows provided by investing activities
Net cash provided by investing activities                  0

Cash flows provided by financing activities
Payments on mortgage payable                         (35,197)
Net cash provided by financing activities         $  (35,197)

Net increase (decrease) in cash
And cash equivalents                              $   47,135

Cash and cash equivalents
Begining of quarter                                  220,113

Cash and cash equivalents
End of quarter                                    $  267,248

Supplemental disclosure of cash flow
information:
Cash paid during the quarter for interest            136,336


                  AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS

Basis of Presentation:

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading.

Organization:

      The Partnership was formed April 16, 1984 by filing a Certificate of Limited Partnership under the Statutes of the State of Texas for the purpose of investing in income producing real estate. The Partnership began offering Limited Partnership interests to the public effective July 6, 1984. The sale of Fund II concluded on July 5, 1985 with sales of 14,544 units.

Item  2.        Management's Discussion and Analysis of Financial
                Conditions and Results of Operations

      Occupancy levels of the Partnerships properties as of April
2, 1995 are as follows:  Chimney Square 92.2%; Shorewood  94.8%;
Lancaster 90.0%.

      The Partnership's property operations improved from 1993 to 1994 due to improved occupancy levels and rental rates. These improvements in rental income were offset primarily by increases in repairs and maintenance, real estate taxes and general and administrative expenses. Property management fees also increased due to increases in rental income level.

      The Partnership has incurred losses from operations for the years ended December 31, 1994 and 1993. There are no further commitments for limited partner contributions or general partner funding of cash flow deficits. Accordingly, the Partnership's ability to continue in its present form is uncertain. The refinancing of the Partnership's mortgage loans, described below, plus an improvement in the markets where these properties are located has benefitted the Partnership's financial position. Management intends to continue operating the Partnership in its present form while investigating options to improve operations of the Partnership.

      On February 7, 1995 the Partnership refinanced the loan on the Chimney Square Apartments. The original loan matured and a new $2,475,000 loan bearing interest at 9.325% per year was secured from Newport Mortgage Company, L.P. The loan matures on March 1, 2005. In connection with this loan, the lender required, and the Partnership provided, a new single asset partnership known as Chimney Square, L.P., a Texas limited partnership to hold Chimney Square Apartments.

      In May 2, 1994 the Partnership refinanced the loan on the Shorewood Apartments. A new $2,725,000 loan bearing interest at 7.75% per year replaced the original loan bearing interest at 11.75%. The new loan with John Hancock Mutual Life Insurance Company matures on June 1, 2001.

      During 1991, the Partnership defaulted on its required mortgage note payments on the Lancaster Place Shopping Center mortgage note. The Partnership entered into an agreement with the note holder (Transamerica) to pay net operating income until the note matured in 1993. In November 1993 the general partner negotiated the purchase of the mortgage note from Transamerica Life Insurance Company. The Partnership had no ability to purchase the note and the consequence would have been the foreclosure of the property. The general partner modified the note after his purchase of it to enable the Partnership to retain ownership of the Lancaster Place Shopping Center. Effective November, 1993 the modified note calls for monthly payments of interest only from available cash flow from the property until maturity, September 30, 1998. During 1993, the Partnership recorded an impairment of $136,156 to lower the carrying value of the fixed assets collateralizing this mortgage note to their estimated net realizable value. A similar impairment amount of $150,607 was recorded in 1991.

      In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the Partnership. Management of the Partnership's assets was transferred to Univesco, Inc., a Texas corporation, Robert J. Werra, President.


      Management intends to continue operating the Partnership in its present form while investigating options to improve operations of the Partnership and to refinance and modify the existing indebtedness. However, there is no assurance management will be successful in its efforts, in which case the Partnership's assets could be foreclosed upon and the Partnership would cease to be a going concern.

                             PART II

Item 1.   Legal Proceedings.
          See PartI, Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Item 2.   Changes in Securities.
          None.

Item 3.   Defaults Upon Senior Securities.
          None.

Item 4.   Submission of Matters to a Vote of Security Holders.
          None.

Item 5.   Other Information.
          None.


Item 6.   Exhibits and Reports on Form 8-K.


           (a) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:


Exhibit Designation                     Document Description

                                        Limited Partnership
                                        Agreement incorporated by
                                        reference to Registration
                                        Statement No. 2-9O654
                                        effective July 6, 1984.


                                        Limited Partnership
                                        Agreement, incorporated by
                                        reference to Registration
                                        Statement No. 2-9O654
                                        effective July 6, 1984.

     11                                 Not applicable.

     15                                 Not applicable.

     18                                 Not applicable.

     19                                 Not applicable.

     2O                                 Not applicable.

     23                                 Not applicable.


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              AMRECORP REALTY FUND II, a Texas
                              limited partnership


                              By:  /s/ Robert J. Werra
                                 Robert J. Werra, General Partner










Date:  August 11, 1995