Form 10-Q/A
period 1995-06-30
AMRECORP REALTY FUND II
filed 1995-11-20
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  2O549

                                    FORM 1O-Q

                     Quarterly Report Under Section 13 or 15(d)
					                 	of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1995	        	Commission file number 2-90654

                            AMRECORP REALTY FUND II

              (Exact name of registrant as specified in its charter)


              TEXAS                              75-1956009
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)                Identification Number)

                        16415 Addison Road, Suite 2OO
                        					Dallas, Texas  75248

                	(Address of principal executive offices)

Registrant's telephone number, including area code:  (214) 380-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         							Yes:		Y		No:

                      REGISTRANT IS A LIMITED PARTNERSHIP




PART II

Item 1.  	Legal Proceedings.
	        	See Part I, Item 2.  Management's Discussion and Analysis of
          of Financial Conditions and Results of Operations.

Item 2.  	Changes in Securities.
		        None

Item 3.  	Defaults Upon Senior Securities.
        		None

Item 4.  	Submission of Matters to a Vote of Security Holders.
        		None

Item 5.  	Other Information.
        		None

Item 6.  	Exhibits and Reports on Form 8-K.

   (a)	The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:

Exhibit Designation						Document Description

	 						                 Limited Partnership Agreement incorporated by
                         reference to Registration Statement No. 2-90654
                         effective July 6, 1984.

	 						                 Limited Partnership Agreement, incorporated by
                         reference to Registration Statement No. 2-90654
                         effective July 6, 1984.



	11						Not applicable.

	15    		Not applicable.

	18     	Not applicable.

	19 					Not applicable.

	20 					Not applicable.

	23 					Not applicable.

	23						Not applicable.

 27      Financial Data Schedule.


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