Form 10-K
period 1995-12-31
AMRECORP REALTY FUND II
filed 1996-04-22
CIK 745061

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K
                           ANNUAL REPORT

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934      (Fee Required)

            For the Fiscal year ended December 31, 1995

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934      (No Fee Required)

          For the Transaction Period from ________ to ________

                  Commission File Number 2-90654

                      AMRECORP REALTY FUND II
                      -----------------------
         (Exact name of registrant as specified in its charter)

          Texas                                   75-1956009
(State or Other Jurisdiction of                (I.R.S. Employer
(Incorporation or Organization)            (Identification Number)

6210 Campbell Road, Suite 140, Dallas, Texas        75248
(Address of Principal Executive Offices)          (Zip Code)
Registrant's Telephone Number, Including area code(214) 38O-8OOO

    Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
Title of Each Class                          on which Registered
    None                                             None

     Securities registered pursuant to Section 12(g) of the Act:

                   Limited Partnership Interests
                         (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any Amendment to the Form 10-k. _______ Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days.
                        Yes  X     No    .

                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on

                         December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of
December 31, 1995, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,988 limited partners owning 14,544 limited partnership interests at $1,OOO per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-9O654) as amended.

The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as office buildings, industrial buildings, and other similar properties. The Partnership intends to continue until December 31, 2O14 unless terminated by an earlier sale of its Properties.

The General Partner manages the affairs of the Partnership and acts as the Managing Agent with respect to the Partnership's properties. The General Partner may also engage other on-site property managers and other agents, to the extent the General Partner considers appropriate. The General Partner makes all decisions regarding investments in and disposition of properties and has ultimate authority regarding all property management decisions.

The Partnership competes in the residential and commercial rental markets. The General Partner prepared market analyses for the property areas. These areas contain other like properties which may be considered competitive on the basis of location, amenities and rental rates.

The Partnership is experiencing low rents due to overbuilding and the resulting over-abundance of residential and commercial developments. These soft markets are expected to improve as new construction activity slows and general market conditions improve.

No material expenditure has been made or is anticipated for either Partnership-sponsored or consumer research and development activities relating to the development or improvement of facilities or services provided by the Partnership. There neither has been, nor are any anticipated, material expenditures required to comply with any Federal, State or local environmental provisions which would materially affect the earnings or competitive position of the Partnership.

The Partnership is engaged solely in the business of real estate investments. Its business is believed by management to fall entirely within a single industry segment. Management does not anticipate that there will be any material seasonal effects upon the operation of the Partnership.

Competition and Other Factors

The majority of the Apartment Community Properties leases are of six to twelve month terms. Accordingly, operating income is highly susceptible to varying market conditions. Occupancy and street rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.

Due to increased market pressures, the Partnership's shopping center located in Lancaster, Texas has continued to experience poor economic performance and decreasing cash flows, While, approximately 90% of the shopping center is leased, a substantial portion of the space is not occupied. Management is evaluating its options in relation to the investment, including the disposal of the property. An impairment loss of approximately $341,000 and $186,000 were recorded during 1995 and 1993, respectively.

Rents and occupancies have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

Item 2. Properties

At December 31, 1995 the Partnership owned three properties. The two apartment communities aggregate approximately 250,748 net rentable square feet. The Shopping Center, Lancaster Place consists of approximately 53,860 net rentable square feet.

Name and Location       General Description of the Property
Lancaster Place         A fee simple interest in a
Shopping Center         neighborhood shopping center,
                        located in Lancaster, Texas,
                        purchased in 1984, containing 53,860
                        square feet on approximately 7.89
                        acres of land with paved surface
                        parking for 372 cars.

Chimney Square          A fee simple interest in seventeen
Apartments              two-story residential buildings
                        located in Abilene, Texas purchased
                        in 1984, containing approximately
                        126,554 net rentable square feet on
                        approximately 7.18 acres of land.
                        The community consists of 104
                        apartment units and twenty four
                        townhome units.

Shorewood  Apartments   A fee simple interest in a 96 unit
                        apartment community located in
                        Mecklenburg County, North Carolina,
                        purchased in 1985 and containing
                        approximately 124,194 net rentable
                        square feet on 10.058 acres of land.

                          Occupancy Rates

                             Per cent



                                     1991  1992  1993  1994  1995

Lancaster Shopping Ctr               80.0  80.0  80.0  90.0  89.0
Chimney Square                       96.6  98.5  98.9  96.5  90.9
Shorewood Apartments                 81.2  90.0  95.1  96.5  94.9



The properties are encumbered by nonresourse mortages payable. For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see " Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 4 to Consolidated Financial Statements and Schedule Index contained in Item 8.

Item 3. Legal Proceedings

The Partnership is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Unit Holders

There were no matters submitted to a vote of unit holders during the fourth quarter of the fiscal year.

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided and qualified in the Limited Partnership Agreement, limited partners have voting rights for, among other things, the removal of the General Partner and dissolution of the Partnership.

                              PART II

Item 5.  Market for Registrant's Units and Related Unitholders
         Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1995 there were approximately 1,945 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis, however, no such distributions have been made in recent years and none are anticipated in the immediate future due to debt service requirements of the Partnership.

An analysis of tax income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

               TAXABLE INCOME  TAXABLE LOSS       CASH
    YEARS         OR GAIN                      DISTRIBUTED

 1984 - 1993        $0             $910           $30
    1994             0              $27             0
    1995             0              $28             0

Item 6.  Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's result of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 hereof and Consolidated Financial Statements and notes thereto contained in
Item 8.

                     Year Ended December 31.
               (in thousands except unit amounts)

                                 1995   1994    1993   1992    1991

Limited Partner Units           14,544 14,544  14,544 14,544  14,544
 Outstanding

Statement of Operations
     Total Revenues             $1,629 $1,569  $1,533 $1,347  $1,671
     Net loss before              (672)  (252)   (526)  (422) (1,410)
     extraordinary items
     Extraordinary Item-
     loss on exinguishment
     of debt                         0     53       0      0       0
     Net Loss                     (672)  (305)   (526)  (422) (1,410)
     Net loss per Limited          (46)   (21)    (27)   (34) (10)(a)
     Partnership Unit
     Cash distributions to           0      0       0      0       0
     limited partners
     Gross rental income
     per rentable squre
     feet:
        Shopping center            4.36   4.06    4.20   3.79   4.07
        Apartments                 4.44   4.28    4.16   3.63   4.59


Balance Sheet:
     Real Estate, net            6,971  7,633   7,997  8,533   8,903
     Total Assets                7,499  7,753   8,111  8,594   9,046
     Mortgages Payable           6,571  6,204   6,223  6,297   6,323
     Partner's Equity              517  1,189   1,494  2,020   2,442

(a)Income was reallocated in accordance with 704(b) and the regulations promulgated thereunder of the Internal Revenue Code of 1986 as amended

Item 7  Management's Discussion and Analysis of Financial
        Conditions and Results of Operations

This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental
Information .

Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $59,521 or 3.8% as compared to 1994, due to an increase in rental revenues of $43,268 which was primarily the result of increases in rents resulting from improvements in the apartment rental markets. Additional interest income increased $12,577 due to additional funds available for investment and other income for 1995 increased $3,676 primarily due to the aforementioned increase in occupancy.

Property operating expenses for 1995 increased $479,284 from 1994 or 26.32%. Real estates taxes decreased as a result of successful tax appeals. Depreciation and amortization expense increased primarily due to additions to buildings, improvements and fixtures. Payroll increases were due primarily to cost of living increases. Interest expense decreased by $17,765 due primarily to the refinancing of an 11.75% mortgage with a 7.75% mortgage in 1994 and the refinancing of an 9.625% mortgage payable with a 9.325% note payable in February of 1995. Repair and maintenance expenses increased primarily due to mandated repairs and in bringing additional units on line. Property management fees are paid to an affiliated entity and represent approximately 5% to 6% of gross revenues. Due to the poor economic performance brought about by increased pressures, the Partnership's investment in its shopping center located in Lancaster, Texas, has experienced decreased cash flows. Accordingly, during 1995, the Partnership recorded an impairment loss of approximately $341,000 to lower the carrying value of the assets to their estimated fair value, determined based on estimated cash flows and sales proceeds. The impairment has been reflected in the balance sheet as a reduction in the basis of the fixed assets. The following table illustrates the increases or (decreases):


Repairs and maintenance                             $107,367
Real estate taxes                                     (3,880)
General  and administrative                            7,508
Administrative services see to affiliate                   0
Utilities                                              5,628
Payroll                                               17,811
Interest                                             (17,765)
Depreciation and amortization                         18,453
Loss on impairment                                   341,162
Property management fee to affiliate                   3,000
                                                    --------

Total expenses                                      $479,284
                                                    ========

Results of Operations: 1994 VERSUS 1993 -

Revenue from Property Operations increased $35,653 or 2.3% as compared to 1993, primarily as a result of increases in rental revenues of $30,589, principally due to an increase in rents and occupancy resulting from improvements in the apartment rental markets. Additionally, other income for 1994 increased $6,279 primarily due to the aforementioned increase in occupancy. These increases were partially offset by a small decrease in interest income of $1,215.

Property operating expenses for 1994 decreased $238,388 or 11.6%. Real estates taxes decreased as a result of successful tax appeals. Depreciation and amortization expense and loss on impairment decreased by $189,722 due primarily to the recording of an impairment in 1993 to lower the value of fixed assets to net realizable value ( see Note 8 to Consolidated Financial Statements contained in Item 8.) Payroll increases were due primarily to cost of living increases. Interest expense decreased by $75,965 due primarily to the refinancing of an 11.75% mortgage with a 7.75% mortgage. (see Note 4 to Consolidated Financial Statements and
Schedule Index contained in Item 8.) Property management fees are paid to an affiliated entity and represent approximately 5% to 6% of gross revenues. The following table illustrates the increases or (decreases):


Interest                                              $ (75,965)
General and Administrative                                  793
Payroll                                                   5,284
Maintenance and Repairs                                  32,713
Utilities                                                 6,647
Real Estate Taxes                                       (13,983)
Depreciation and Amortization and loss on impairment   (189,722)
Property Management Fee                                   1,845
Amortization of Deferred Costs to General Partner        (6,000)
                                                        --------

Total Increase (Decrease) in Operating Expenses       $(238,388)
                                                      ==========

Liquidity and Capital Resources

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of Chimney Squares or Shorewood Apartments.

As of December 31, 1995, the Partnership had $254,189 in cash and cash equivalents as compared to $480 as of December 31, 1994. The net increase in cash of $253,709 is principally due to funds provided from excess cash proceeds from the refinancing of a mortgage payable and positive cash flow from operations offest by capital expenditures.

The properties are encumbered by nonrecourse mortages as of December 31, 1995, with interest rates ranging from 7.75% to 11%. Required principal payments on these mortgage notes for the five years ended December 31, 2000, are $66,398, $75,828, $1,533,091,
$86,639 and $97,471, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE
INDEX
- ----------------------------------------------------------------------------


                                                               Page

INDEPENDENT AUDITORS' REPORT                                    11

BALANCE SHEETS                                                  12

STATEMENTS OF OPERATIONS                                        13

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                        14

STATEMENTS OF CASH FLOWS                                        15

NOTES TO FINANCIAL STATEMENTS                                 16-21

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION       22-23

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners
Amrecorp Realty Fund II
Dallas, Texas

We have audited the accompanying balance sheets of Amrecorp Realty Fund II (a Texas limited partnership) (the Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at
Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, during 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."


DELOITTE & TOUCHE LLP


Dallas, Texas
February 16, 1996

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1995 AND 1994
- ----------------------------------------------------------------------------
ASSETS                                           1995        1994

INVESTMENTS IN REAL ESTATE, AT COST (Note 4):
   Land                                      $ 1,858,048  $ 1,858,048
   Buildings, improvements and furniture and
   fixtures                                   10,347,641   10,568,108
                                              ----------   ----------
                                              12,205,689   12,426,156

   Less accumulated depreciation              (5,234,192)  (4,793,182)
                                              ----------   ----------
                                               6,971,497    7,632,974

CASH AND CASH EQUIVALENTS                        254,189          480

DEFERRED COSTS (Note 3)                           99,863       69,108

ESCROW DEPOSITS                                  143,417       13,203

OTHER ASSETS                                      30,015       36,748
                                               ---------     --------

TOTAL                                        $ 7,498,981  $ 7,752,513
                                             ===========  ===========

LIABILITIES AND PARTNERS' EQUITY

MORTGAGES AND NOTES PAYABLE (Notes 4 and 5)  $ 6,571,120  $ 6,203,740

ACCOUNTS PAYABLE AND ACCRUED EXPENSES            128,753       79,782

DUE TO AFFILIATES                                  4,379        3,283

ACCRUED INTEREST PAYABLE                         233,648      235,161

SECURITY DEPOSITS                                 43,778       41,243
                                              ----------    ---------
                                               6,981,678    6,563,209

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (Note 2)                        517,303    1,189,304
                                              ----------   ----------

TOTAL                                        $ 7,498,981  $ 7,752,513
                                             ===========  ===========

See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ---------------------------------------------------------------------------

                                       1995       1994       1993
INCOME:
   Rentals                          $1,585,366  $1,542,098  $1,511,509
   Other                                29,372      25,696      19,417
   Interest                             13,872       1,295       2,510
                                    ----------  ----------  ----------
           Total income              1,628,610   1,569,089   1,533,436

OPERATING EXPENSES:
   Repairs and maintenance             303,220     195,853     163,140
   Real estate taxes                   136,102     139,982     153,965
   General and administrative          127,460     119,952     119,159
   Administrative services fees to
   affiliate (Note 5)                   10,176      10,176      10,176
   Utilities                            90,318      84,690      78,043
   Payroll                             167,147     149,336     144,052
   Interest                            587,618     605,383     681,348
   Depreciation and amortization       453,676     435,223     438,789
   Loss on impairment (Note 8)         341,162                 186,156
   Property management fee to
   affiliate (Note 5)                   83,732      80,732      78,887
   Amortization of deferred costs to
   the general partner (Note 3)                                  6,000
                                     ---------  ----------  ----------
           Total operating expenses  2,300,611   1,821,327   2,059,715

NET LOSS BEFORE EXTRAORDINARY ITEM    (672,001)   (252,238)   (526,279)

EXTRAORDINARY ITEM - loss on
 extinguishment of debt (Note 4)                   (53,030)
                                     ----------  ----------  ----------
NET LOSS (Note 6)                    $(672,001)  $(305,268)  $(526,279)
                                     ==========  ==========  ==========
NET LOSS PER LIMITED PARTNERSHIP
   UNIT:
   Net loss before extraordinary     $  (45.74)  $  (17.17)  $  (35.82)
     item
   Loss on extinguishment of debt                    (3.61)
                                     ----------  ----------  ----------
NET LOSS PER UNIT                    $  (45.74)  $  (20.78)  $  (35.82)
                                     ==========  ==========  ==========
LIMITED PARTNERSHIP UNITS
OUTSTANDING                             14,544      14,544      14,544
                                     =========   =========    ========


See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------

                                       General   Limited
                                       Partner   Partners     Total

BALANCE, JANUARY 1, 1993            $ (99,944)  $2,120,795  $2,020,851

   Net loss                            (5,263)    (521,016)   (526,279)
                                    ---------   ----------  ----------
BALANCE, DECEMBER 31, 1993           (105,207)   1,599,779   1,494,572

   Net loss                            (3,053)    (302,215)   (305,268)
                                     --------    ---------   ---------

BALANCE, DECEMBER 31, 1994           (108,260)   1,297,564   1,189,304

   Net loss                            (6,720)    (665,281)   (672,001)
                                    ---------    ---------   ---------
BALANCE, DECEMBER 31, 1995          $(114,980)   $ 632,283   $ 517,303
                                    =========    =========   =========

See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- ----------------------------------------------------------------------------

                                           1995        1994      1993
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                            $ (672,001) $ (305,268) $(526,279)
   Adjustments to reconcile net loss
   to cash provided by operations:
      Loss on extinguishment of debt                   53,030
      Depreciation and amortization       453,676     435,223    444,789
      Loss on impairment (Note 8)         341,162                186,156
      Deferral of interest                                       126,351

      Changes in assets and
      liabilities:
         Escrow deposits                  (70,900)     (7,479)     5,459
         Deferred costs                   (43,421)    (41,501)   (32,250)
         Other assets                       6,733     (16,205)    (3,701)
         Accrued interest payable          (1,513)    (16,717)    21,892
         Security deposits                  2,535      (3,067)     1,364
         Accounts payable and accrued
          expenses                         48,971     (17,791)   (18,224)
         Due to/from affiliates             1,096       6,400    (10,257)
                                         --------    --------   --------
                                          738,339     391,893    721,579
                                         --------    --------   --------
            Net cash provided by
            operating activities           66,338      86,625    195,300
                                         --------    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate            (120,695)    (66,924)   (78,849)
   Deposits to reserve for
    replacements                          (76,839)
   Disbursements from reserve for
    replacements                           17,525
                                         --------     --------   -------

            Net cash used in investing
             activities                  (180,009)     (66,924)   (78,849)
                                         --------     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgages and notes
    payable                             (2,107,620) (2,744,057)   (81,138)
   Additions to mortgages and notes
    payable                              2,475,000   2,725,000
   Loss on extinguishment of debt                      (53,030)
                                        ----------  ----------    --------
           Net cash provided by (used
            in) financing activities       367,380     (72,087)   (81,138)
                                        ----------  ----------    --------

NET INCREASE (DECREASE) IN CASH            253,709     (52,386)     35,313

CASH, BEGINNING OF YEAR                        480      52,866      17,553
                                        ----------   ---------    --------

CASH, END OF YEAR                       $  254,189   $     480    $ 52,866
                                        ==========   =========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the year for
    interest                            $  589,131   $ 622,100    $659,456
                                        ==========   =========    ========

See notes to financial statements.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, 1994 and 1993
- -----------------------------------------------------------------------------

1. SUMMARY OF ACCOUNTING POLICIES

   Basis of Accounting - Amrecorp Realty Fund II (the "Partnership"), a Texas limited partnership, maintains its books and prepares its income tax returns using the accrual income tax basis of accounting. Memo adjustments have been made in preparing the accompanying financial statements in accordance with generally accepted accounting principles (see Note 6). The financial statements include only those assets, liabilities and results of operations which relate to the business of the Partnership. The financial statements do not include any assets, liabilities, revenues or expenses attributable to the partners' individual activities.

   Property and Equipment- Buildings, improvements, and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which are five years for improvements, furniture and fixtures and 25 years for buildings. The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, Partnership management routinely reviews its investments for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Note 8).

   Deferred Costs - Loan commitment fees are amortized by the straight-line method over the term of the loan, which approximates the interest method.

   Syndication Costs - Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

   Revenue Recognition - The Partnership has leased its investment in residential property under operating leases for periods generally less than one year. For its investments in commercial property, there are operating leases ranging from 2 to 25 years.

   Income Taxes - No provision has been made for income taxes since these taxes are the responsibility of the individual partners. For tax purposes, the basis of the Partnership assets is $7,359,345 at December 31, 1995.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents.

   Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

   Reclassifications - Certain reclassifications have been made in the previous years' financial statements to conform to the classifications used in the current year.

2. PARTNERSHIP

   General - The Partnership was formed on April 16, 1984, under the Texas Uniform Limited Partnership Act, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. During the three years ended December 31, 1995, the Partnership owned and operated two apartment complexes located in Abilene, Texas, and Charlotte, North Carolina, and a commercial shopping center located in Lancaster, Texas. The Partnership will be terminated by December 31, 2014, although this date can be extended if certain events occur.

   The general partner is Mr. Robert J. Werra. An aggregate of 25,000 units at $1,000 per unit are authorized of which 14,544 were issued and outstanding during the three years ended December 31, 1995. Under the terms of the offering, no additional units will be offered.

   Allocation of Net Income (Loss) and Cash - Net income and net operating cash flow, as defined in the partnership agreement, are allocated first to the limited partners in an amount equal to a distribution preference (as defined) on capital contributions from the first day of the month following their capital contribution and thereafter generally 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

   Net income from the sale of property is allocated first, to the extent there are cumulative net losses, 1% to the general partner and 99% to the limited partners; second, to the limited partners in an amount equal to their distribution preference as determined on the date of the partners' entry into the Partnership; and thereafter 15% to the general partner and 85% to the limited partners.

   Cash proceeds from the sale of property or refinancing are allocated first to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership and thereafter 15% to the general partner and 85% to the limited partners.

3. DEFERRED COSTS

   Deferred costs at December 31, 1995 and 1994, consist of the following:

                                                     1995     1994

   Loan fees                                      $117,172   $73,751

   Less accumulated amortization                    17,309     4,643
                                                  --------   -------

                                                  $ 99,863  $ 69,108
                                                  ========  ========


   During 1995 and 1994, the Partnership incurred $68,421 in fees related to its successful effort to refinance its 9.625% mortgage (see Note 4). Amortization expense of $6,000 was incurred in 1993 on deferred costs to the general partner. During 1995 and 1994, amortization expense of $12,666 and $4,643, respectively, was incurred on fees paid to an unrelated party.

4. MORTGAGES AND NOTES PAYABLE

   Mortgages and notes payable at December 31, 1995 and 1994, consist of the following:
                                                        1995        1994

  9.625% mortgage note, payable in monthly principal
  and interest installments of $22,597 until January
  1995, at which time a lump-sum payment of
  approximately $2,040,000 was due.  In 1995, this
  mortgage note was paid in full with the proceeds
  from the 9.325% mortgage note described below       $   -       $2,046,287


  11% mortgage note due to the general partner,
  payable in monthly installments of interest only
  due until September 30, 1998, at which time a
  lump-sum payment of approximately $1,451,000
  is due. Payments are to be made from the monthly
  net cash flow of the property. This mortgage note
  is secured by real estate assets with a net book
  value of approximately $1,020,000                    1,450,649   1,450,649

  7.75% mortgage note, payable in monthly principal
  and interest installments of $20,583 through
  May 2001, at which time a lump-sum payment of
  approximately $2,400,000 is due. This mortgage
  note is secured by real estate assets with a
  net book value of approximately $2,998,000           2,664,884   2,706,804

  9.325% mortgage note, payable in monthly principal
  and interest installments of $21,324 through
  March 2005, at which time a lump-sum payment of
  approximately $2,089,000 is due. This mortgage
  note is secured by real estate assets with a
  net book value of approximately $2,954,000           2,455,587
                                                      ----------   ---------

                                                      $6,571,120  $6,203,740
                                                      ==========  ==========

   In February 1995, the Partnership refinanced its 9.625% mortgage payable with a 9.325% note payable. Direct costs incurred to obtain the mortgage financing of $68,421 were capitalized and are being amortized over the life of the mortgage.

   In July 1994, the Partnership refinanced a mortgage payable. A prepayment penalty of 2% of the outstanding mortgage balances relieved was incurred and recorded as an extraordinary item during 1994.

   The following sets forth the required principal payments due under the Partnership's mortgages and notes payable for the next five years. Annual principal payments as of December 31, 1995, are as follows:


     1996                                           $   66,398
     1997                                               75,828
     1998                                            1,533,091
     1999                                               89,639
     2000                                               97,471
     Thereafter                                      4,708,693


5. RELATED PARTY TRANSACTIONS

   The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees were paid to the general partner or his designee during 1995, 1994 and 1993:


                                          1995     1994    1993

    Property management fees              $83,732  80,732  78,887
    Administrative services                10,176  10,176  10,176


   Univesco, Inc., an affiliated company (Univesco), receives an ongoing property management fee generally payable at 5% and 6% of the Partnership's gross receipts for residential properties and the nonresidential property, respectively.

   The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.

   In November 1993, the general partner negotiated the purchase of the 11% mortgage note with a balance at December 31, 1993, of $1,570,351 from a nonrelated party. During 1993, interest and other costs related to the mortgage note totaling $126,351 were capitalized into the mortgage balance. The general partner modified the terms of the note whereby payments of interest only are to be made until September 30, 1998, at which time a lump-sum payment of approximately $1,450,000 is due. Payments are to be made from the monthly net cash flow of the property collateralizing this debt.
   In 1995 and 1994, interest payments on this note totaled $159,571 each year.

6. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles, excess expenses over revenues for 1995 would have been as follows:


     Net loss per accompanying financial statements      $(672,001)
     Add back book basis depreciation expense using
       straight-line method                                441,010
     Add back loss on impairment                           341,162
     Deduct income tax basis depreciation expense using
       ACRS method                                        (526,538)
                                                          --------
     Excess expenses over revenues, accrual
       income tax basis                                  $(416,367)
                                                         =========

7. LEASES

   As of December 31, 1995, future minimum lease payments to be received on noncancelable operating leases for the shopping center in excess of one year are as follows:


          1996                                     $186,428
          1997                                      174,128
          1998                                      143,572
          1999                                      118,260
          2000                                       72,989
          Thereafter                                116,624


   The Partnership intends to enter into new leases as the leases discussed above expire.

8. IMPAIRMENT OF FIXED ASSETS

   Due to the poor economic performance brought about by increased market pressures, the Partnership's investment in its shopping center located in Lancaster, Texas, has experienced decreased cash flows. Accordingly, during 1995, the Partnership recorded an impairment loss of approximately $341,000 to lower the carrying value of the assets to their estimated fair value, determined based on estimated cash flows and sales proceeds. The impairment has been reflected in the balance sheet as a reduction in the basis of the fixed assets.

   The Partnership had previously recorded an impairment of $186,156 to lower the carrying value of the investment in the Lancaster shopping center during 1993 to its estimated net realizable value.

9. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the estimated fair values of certain financial instruments. The estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities. Real estate and other assets consist of nonfinancial instruments, which are excluded from the scope of SFAS No. 107.

   Management has reviewed the carrying values of its mortgages and notes payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their carrying value approximates their estimated fair values as of December 31, 1995.

   As of December 31, 1995, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                                     ******

AMRECORP REALTY FUND IID
(A Texas Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1995
- ----------------------------------------------------------------------------

                                        Initial Cost
                                       to Partnership
                            ---------------------------------
                                                Buildings,
                                                Improvements,  Total Cost
                            Encum-              and Furniture  Subsequent to
                            brances     Land    and Fixtures   Acquisition
Description

A 53,860-square-foot
neighborhood shopping
center of precast
aggregate construction
with prefinished mansard
exterior and a metal
deck roof located in
Lancaster, Texas              (b)   $ 601,639   $ 2,014,182      $ 16,188


A 128-unit two-story
appartment community of
wooden frame construction
and a combination brick
veneer and wood siding
exterior located in
Abilene, Texas                (b)     580,045     4,341,569        193,709

A 96-unit one-and two-story
apartment community of
wood frame and stucco
construction located
adjacent to the Raintree
Country Club in Charlotte,
North Carlina                 (b)     676,364      3,857,693        265,462
                                   ----------    -----------       --------
                                   $1,858,048    $10,213,444       $475,359
                                   ==========    ===========       ========



       (Continuation of above table below)



        Goss Amounts at Which
     Carried at Close of Period
- ---------------------------------
          Buildings,                                              Life
          Improvements,                                           on Which
          and Furniture        Accumulated  Date of      Date     Depreciation
 Land     and Fixtures  Total  Depreciation Construction Acquired Is Computed
                        (c)(d)      (c)

                                             Complete at
$ 601,639  $1,689,208  $2,290,847 $1,270,847 date acquired 7/31/84    (a)


  580,045   4,535,278   5,115,323  2,161,626  Complete at
                                              date acquired 11/1/84   (a)

  676,364   4,123,155   4,799,519  1,801,719  Complete at
                                              date acquired  8/12/85  (a)
 --------  ---------    ---------  ----------

$1,858,048 $10,347,641 $12,205,689 $5,234,192
========== =========== =========== ==========


See notes to Schedule III.



AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED)
DECEMBER 31, 1995
- ----------------------------------------------------------------------------

NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and notes payable in Note 4 to the financial statements.

(c)Reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993.



                                        Investments     Accumulated
                                       in Real Estate   Depreciation


BALANCE, JANUARY 1, 1993                 $12,280,383     $3,747,157

   Additions during the year:
      Additions                               78,849
      Depreciation expense and impairment                   615,445
                                         -----------     ----------
BALANCE, DECEMBER 31, 1993                12,359,232      4,362,602

   Additions during the year:
      Additions                               66,924
      Depreciation expense                                  430,580
                                         -----------     ----------

BALANCE, DECEMBER 31, 1994                12,426,156      4,793,182

   Additions during the year:
      Additions                              120,695
      Depreciation expense                                  441,010
      Loss on impairment                    (341,162)
                                         -----------      ----------

BALANCE, DECEMBER 31, 1995               $12,205,689      $5,234,192
                                         ===========      ==========


(d)Aggregate cost for federal income tax purposes is $12,564,444.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                             PART III


Item 10.  Directors and Executive Officer of the Partnership

The Partnership itself has no officers or directors.  Robert J.
Werra is the General Partner of the Partnership.

Robert J. Werra, 54, the General Partner. Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. was formed to serve as the management agent for the Partnership and other partnerships which Mr. Werra serves as General Partner. Limited Partners have no right to participate in management of the Partnership.

Item 11.  Management Remuneration and Transactions

As stated above, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of Partnership income and loss and up to 15% of Net Proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payment of a 6% Current Distribution Preference thereon). The individual general partner receives one-half of the General Partners' income and losses, provided that income not exceed prior years' losses.

Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to properties actually managed of 5% of the actual gross receipts from a property or an amount competitive in price or terms for comparable services available from non-affiliated persons. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-2O and "Allocation of Net Income and Losses and Cash Distributions" at pages 44-46 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on May 2, 1983.

Item 12. Security Ownership of Certain Beneficial Owners and
Management

(a)No one owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b)By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partner is responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners. The following persons performing functions similar to those of officers and directors of the partnership own units of limited partnership interest in the partnership.

   Title of    Name and Address       Amount and Nature      Percent of
   Class       of Beneficial Owner      of Beneficial      Ownership Class
   --------------------------------------------------------------------------

   Limited     Robert J. Werra            $1O,OOO              .O7O%
   Partnership 16415 Addison Road #2OO
   Interest    Dallas, Texas  75248

(c)There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

Item 13. Certain Relations and Related Transactions

As stated in Item 11., the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the general partner receives 1% of partnership income and loss and up to 15% of Net Proceeds received from the sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payment of a Current Distribution Preference thereon).

Univesco, Inc. (an affiliate of the general partner) is entitled to receive a management fee with respect to properties actually managed by the corporate general partner. For nonresidential properties (including all leasing and releasing fees and fees for leasing-related services) the management fee is the lesser of 6% of gross receipts of the Partnership from such properties or an amount which is competitive in price and terms with other non-affiliated persons rendering comparable services which would reasonably be made available to the Partnership. For residential Properties (including all leasing and releasing fees and fees for leasing-related services), the lesser of 5% of gross receipts of the Partnership from such properties or an amount which is competitive in price and terms with other non-affiliated persons rendering comparable services which could reasonably be made available to the Partnership. The Partnership is also permitted to engage in various transactions involving affiliates of the corporate general partner a described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-2O and "Allocation of Net Income and Losses and Cash Distributions" at pages 44-46 of the definitive Prospectus, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on July 6, 1984 and incorporated herein by reference.

See Note 5 to the Financial Statements for detailed information concerning fees paid to Univesco, Inc. (an affiliate of the General Partner).

                              PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form  8-K

   (A)1.   See accompanying Financial Statements Index

      2.   Additional financial information required to be furnished:

           Schedule III - Real Estate and Accumulated Depreciation

      3.   Exhibits
           None.

   (B)Reports on Form 8-K for the quarter ended December 31, 1995.

      None.

   (C)Exhibits

      3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 2-9O654 effective July 6, 1984.

      4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-9O654 effective July 6, 1984.

      9. Not Applicable.

      1O.None.

      11.Not Applicable.

      12.Not Applicable.

      13.Not Applicable.

      18.Not Applicable.

      19.Not Applicable.

      22.Not Applicable.

      23.Not Applicable.

      24.Not Applicable.

      25.Power of Attorney, incorporated by reference to Registration Statement No. 2-9O654 effective July 5,
         1984.

      28.None.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMRECORP REALTY FUND II

                                   ROBERT J. WERRA, GENERAL PARTNER

April 10, 1996                /s/ Robert J. Werra
                              -------------------