Form 10-Q
period 1996-03-31
AMRECORP REALTY FUND II
filed 1996-05-14
CIK 745061

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, DC  20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1996        Commission file number 2-90654

                           AMRECORP REALTY FUND II

           (Exact name of registrant as specified in its charter)

              TEXAS                     75-1956009
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                        6210 Campbell Road Suite 140
                         Dallas, Texas  75248

                  (Address of principal executive offices)


Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y        No:


                     REGISTRANT IS A LIMITED PARTNERSHIP

                              TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

         Consolidated Balance Sheet as of March 31, 1996 and
         December 31, 1995                                           Page 3

         Consolidated Statements of Operations for the
         Three Months Ended March 31, 1996 and 1995                  Page 4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1996 and 1995                  Page 5

         Notes to Consolidated Financial Statements                  Page 6

Item 2.  Results of Operations and Management's Discussion
         and Analysis of Financial Condition                         Page 7

         Liquidity and Capital Resources                             Page 8

         Other Information                                           Page 9

         Signatures                                                  Page 10


The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                           AMRECORP REALTY FUND II
                    Condensed Consolidated Balance Sheets
                                  March 31,     December 31,
                                     1996           1995
                                  (Unaudited)

ASSETS

Real Estate assets, at cost        $1,858,048     $1,858,048
Land                               10,347,641     10,347,641
Buildings and improvements         12,205,689     12,205,689
 Less: Accumulated depreciation   (5,344,192)    (5,234,192)
Real estate, net                    6,861,497      6,971,497

Cash including cash investments       320,112        254,189
Escrow deposits                       189,005        143,417
Deferred Costs and Fees                96,411         99,863
Other assets                           22,572         30,015
Accounts Receivable
            Total assets           $7,489,597     $7,498,981


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable         $6,551,865     $6,571,120
Payable to Affiliates                   6,494          4,379
Interest payable                      223,928        233,648
Real estate taxes payable              97,695              0
Security deposits                      45,304         43,778
Accounts payable and accrued           93,983        128,753
expenses

       Total liabilities            7,019,269      6,981,678
PARTNERS CAPITAL (DEFICIT):
Limited Partners                      585,778        632,283
General Partners                    (115,450)      (114,980)

Total Partners Capital (Deficit)      470,328        517,303


                    Total          $7,489,597     $7,498,981
Liability and Partners Equity


          See notes to Condensed Consolidated Financial Statements

                           AMRECORP REALTY FUND II
               Condensed Consolidated Statement of Operations
                                 (Unaudited)
          See Notes to Condensed Consolidated Financial Statements


                                                 Three Months Ended
                                                        March 31,
REVENUES                                             1996           1995

                      Rental income                   $416,393       $392,629
                      Other property                     6,325         15,881
                           Total revenues              422,718        408,510

EXPENSES
                      Salaries & wages                  37,726         37,661
                      Maintenance & repairs             41,341         70,350
                      Utilities                         22,103         19,752
                      Real estate taxes                 36,000         42,300
                      General administrative            19,439         31,314
                      Contract services                 20,457         16,524
                      Insurance                          9,022          9,076
                      Interest                         148,600        161,743
                      Depreciation and                 110,000        108,000
                      amortization
                      Property management fees          21,053         21,073
                      Amortization of deferred           3,952          1,741
                      costs and fees

                           Total expenses              469,693        519,534


NET INCOME (LOSS)                                    ($46,975)     ($111,024)


NET INCOME PER SHARE                               $    (3.23)     $   (7.63)


              See Notes to Condensed Financial Statements

                           AMRECORP REALTY FUND II

               Condensed Consolidated Statement of Cash Flows


                                                      Three Months  Ended
                                                            March 31,
                                                         1996        1995

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                       $46,975) ($111,024)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                            110,000   108,000
Net Effect of changes in operating accounts
Escrow deposits                                          (45,588) (153,629)
Deferred Costs                                              3,452  (72,608)
Accrued real estate taxes                                  97,695    42,300
Security deposits                                           1,526     2,265
Accounts payable                                          (34,770)    2,043
Other assets                                                 7,443   22,968
Accounts Receivable                                              0        0
        Net cash used by operating activities               92,783 (159,685)

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment of mortgage notes payable                        (19,255)  409,852
Proceeds from refinancing
Proceeds from amounts due affiliates                          2,115    3,360
Increase in accrued interest                                 (9,720) (33,894)
      Net cash provided by investing activities             (26,860) 379,318

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          65,923  219,633
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               254,189      480

CASH AND CASH EQUIVALENT, END OF PERIOD                     $320,112  $220,113



          See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 1996 the Partnership owned three properties. The two apartment communities aggregate approximately 250,748 net rentable square feet. The Shopping Center, Lancaster Place consists of approximately 53,860 net rentable square feet. The portfolio had an average occupancy of 96.10% for the first three months of 1996, as compared to 92.56% for the first three months of 1995.



FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

Revenue from property operations increased $14,208 or 3.48%, for the first quarter of 1996, as compared to the 1995 first quarter. The decrease in other income of $9,556 or 60.17% is primarily due to a reduction in late and returned check charges from the prior year. The following table illustrates the components:
The following table illustrates the components,

                       Increase
                      (Decrease)

Rental income                23,764
Other property              (9,556)
                             14,208



Property operating expenses decreased $52,052 or 10.02%, for the first quarter of 1996, as compared to the same period in 1995, primarily due to decreases in maintenance & repairs, real estate taxes and general administrative expenses..

     Maintenance and repairs decreased by $29,009 or 41.24% primarily due to repairs made on the Shorewood Apartments in the first quarter of 1995.

     Utility expenses rose primarily as a result of increased occupancy in connection with rate increases.

     Real estate taxes decreased by $6,300 or 14.89% as a result of successful tax appeals.

     General and administrative expenses decreases of $11,875 or 37.92% were primarily due to legal and accounting costs associated with the refinancing of the mortgage note which came due in January of 1995.

Contract services expense increased by $3,933 or 23.80% due primarily to increased cost of landscaping and sanitation removal services.

The following table illustrates the components by category,

                                     Increase
                                   (Decrease)

Salaries & wages                          65
Maintenance & repairs                (29,009)
Utilities                               2,351
Real estate taxes                     (6,300)
General administrative               (11,875)
Contract services                       3,933
Insurance                                (54)
Interest                             (13,143)
Depreciation and amortization           2,000
Property management fees                 (20)
Net Increase (Decrease)              (52,052)

LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of Chimney Squares or Shorewood Apartments. Lancaster Shopping Center is currently being marketed for sale.

As of March 31, 1996, the Partnership had $320,112 in cash and cash equivalents as compared to $254,189 as of December 31 1995. The net increase in cash of $65,923 is principally due to funds provided from decreased in accrued real estate taxes and positive cash flow from operations offset by decreases in escrow deposits and increases in accounts payable.

The properties are encumbered by non-recourse mortgages as of March 31, 1996, with interest rates ranging from 7.75% to 11%. Required principal payments on these mortgage notes for the five years ended December 31, 2000, are $66,398, $75,828, $1,533,091, $86,639 and $97,471, respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

The Partnership has incurred losses from operations for the years ended December 31, 1995 and 1994. There are no further commitments for limited partner contributions or general partner funding of cash flow deficits. Accordingly, the Partnership's ability to continue its present form is uncertain. The refinancing of the Partnership's mortgage loans, described below, plus an improvement in the markets where these properties are located has benefited the Partnership's financial position. Management intends to continue operating the partnership in its present form while investigating options to improve operations of the Partnership.

On February 7, 1995 the Partnership refinanced the loan on Chimney Square Apartments. The original loan matured and a new $2,475,000 loan bearing interest at 9.325% per year was secured from Newport Mortgage Company L.P. The loan matures on March 1, 2005. In connection with this loan, the lender required, and the Partnership provided, a new single asset partnership known as Chimney Square Apartments, owned 99% by the Fund.

In May 2, 1994 the Partnership refinanced the loan on Shorewood Apartments. A new $2,725,000 loan bearing interest at 7.75% per year replaced the original loan bearing interest at 11.75%. The new loan with John Hancock Mutual Life Insurance Company matures on September 1, 2001.

During 1991, the Partnership defaulted on its required mortgage note payments on the Lancaster Place Shopping Center mortgage note. The Partnership entered into an agreement with the note holder (Transamerica) to pay net operating income until the note matured in 1993. In November 1993 the general partner negotiated the purchase of the mortgage note from Transamerica Life Insurance Company. The Partnership had no ability to purchase the note and the consequence would have been the foreclosure of the property. The general partner modified the note after his purchase of it to enable the partnership to retain ownership of the Lancaster Place Shopping Center. Effective November, 1993 the modified note calls for monthly payments of interest only from available cash flow from the property until maturity, September 30, 1998. During 1993, the Partnership recorded an impairment amount of $150,607.

On February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, President.

Management intends to continue operating the Partnership in its present form while investigating options to improve operations of the Partnership and to refinance and modify the existing indebtedness. However, there is no assurance management will be successful in its efforts, in which case the partnership's assets could be foreclosed upon the Partnership would cease to be a going concern.

                         Part II

                    Other Information


Item 1.             Legal Proceedings
                    See Part I Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Item 2.             Changes in Securities.
                    None

Item 3.             Defaults upon Senior Securities
                    None

Item 4.             Submission of Matter to a Vote of Security Holders.
                    None

Item 5.             Other Information
                    None

Item 6.             Exhibits and Reports on Form 8-K

                    (A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:



Exhibit Designation                     Document Description

                                   Limited Partnership Agreement
                              incorporated by reference to Registration
                              Statement No. 2-90654 effective July 6, 1984.

                                   Limited Partnership Agreement
                              incorporated by reference to Registration
                              Statement No. 2-90654 effective July 6, 1984.

     11                       Not Applicable
     15                       Not Applicable
     18                       Not Applicable
     19                       Not Applicable
     20                       Not Applicable
     23                       Not Applicable

                         SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 9, 1996