Form 10-Q
period 1996-06-30
AMRECORP REALTY FUND II
filed 1996-08-12
CIK 745061

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

       For Quarter Ended June 30, 1996 Commission file number 2-90654

                            AMRECORP REALTY FUND II

             (Exact name of registrant as specified in its charter)

              WISCONSIN                                 75-1956009
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                Identification Number)


                           6210 Campbell Road Suite 140
                               Dallas, Texas  75248

                      (Address of principal executive offices)


       Registrant's telephone number, including area code:  (214) 380-8000.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes:  Y                                 No:
                    ---------                               ---------

                         REGISTRANT IS A LIMITED PARTNERSHIP

                                TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

        Consolidated Balance Sheet as of  June 30, 1996 and
        December 31, 1995.................................................3

	Consolidated Statements of Operations for the Three and Six
        Months Ended June 30, 1996 and 1995...............................4

	Consolidated Statements of Cash Flows for the Six Months Ended
        June 30, 1996 and 1995............................................5

        Notes to Consolidated Financial Statement.........................6


Item 2. Results of Operations and Management's Discussion and Analysis of
        Financial Condition...............................................7

        Liquidity and Capital Resources...................................8

        Other Information.................................................9

        Signatures........................................................10




The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.

PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                        AMERICAN REPUBLIC REALTY FUND II
                      Condensed Consolidated Balance Sheets

                                                  June 30        December 31
                                                   1996              1995
ASSETS

Real Estate assets, at cost
Land                                           $ 1,858,048       $ 1,858,048
Buildings and improvements                      10,347,641        10,347,641
                                              ------------      ------------
                                                12,205,689        12,205,689
Less: Accumulated depreciation                 (5,454,192)       (5,234,192)
                                              ------------      ------------
Real Estate, net                                 6,751,497         6,971,497


Cash including cash investments                    328,497           254,189
Escrow deposits                                    138,949           143,417
Deferred Costs and fees                             92,960            99,863
Other assets                                        23,977            30,015
                                              ------------      ------------
    TOTAL ASSETS                               $ 7,335,880       $ 7,498,981
                                              ============      ============


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES

Mortgage and notes payable                     $ 6,534,493       $ 6,571,120
Payable to Affiliates                                1,092             4,379
Interest Payable                                   197,333           233,648
Real estate taxes payable                           72,000                 0
Security deposits                                   42,116            43,778
Accounts payable & accrued expenses                 96,528           128,753
                                              ------------      ------------
Total liabilities                                6,943,562         6,981,678
                                              ------------      ------------
Partners Capital (Deficit)
Limited Partners                                   508,548           632,283
General  Partner                                 (116,230)         (114,980)
                                              ------------      ------------
Total Partners Capital (Deficit)                   392,318           517,303
                                              ------------      ------------

Total Liability And  Partners Equity           $ 7,335,880       $ 7,498,981
                                              ============       ===========


            See notes to Condensed Consolidated Financial Statements

                         AMERICAN REPUBLIC REALTY FUND II
                 Condensed Consolidated Statement of Operations
                                   (Unaudited)


                              Three Months Ended              Six Months Ended
                                   June 30                         June 30
                              ------------------              ----------------
                              1996          1996              1996        1996
                              ----          ----              ----        ----
REVENUES

Rental income            $ 401,598     $ 392,629         $ 817,990   $ 786,509
Other property              10,838        15,881            17,164      26,599
                         ---------     ---------         ---------   ---------
    Total revenues         412,436       408,510           835,154     813,108

EXPENSES

Salaries & wages            42,767        37,661            80,493      80,533
Maintenance & repairs       66,303        70,350           107,647     147,710
Utilities                   15,788        19,752            37,065      37,220
Real estate taxes           36,000        42,300            72,000      75,090
General administrative      22,714        31,314            42,150      50,485
Contract services           16,833        16,524            37,290      36,340
Insurance                    8,788         9,076            17,810      17,790
Interest                   148,241       161,743           296,842     311,393
Depreciation and
    amortization           110,000       108,000           220,000     216,000
Amortization of deferred
    costs and fees           3,702         1,741             7,653       3,482
Property management fees    19,310        21,073            41,189      41,917
                         ---------     ---------         ---------   ---------
    Total expenses         490,446       519,534           960,139   1,017,960
                         ---------     ---------         ---------   ---------

NET INCOME (LOSS)        ($78,010)    ($111,024)        ($124,985)  ($204,852)
                         =========    ==========        ==========  ==========

NET INCOME PER SHARE     $  (5.36)    $   (7.63)        $   (8.59)  $  (14.09)


             See Notes to Condensed Consolidated Financial Statements

                          AMERICAN REPUBLIC REALTY FUND II

                   Condensed Consolidated Statement of Cash Flows


                                                           Six Months Ended
                                                                June 30
                                                         -------------------
                                                         1996         1995
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                     ($124,985)   ($204,852)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
        Depreciation and amortization                    220,000      216,000
        Net Effect of changes in operating accounts
                Escrow deposits                            4,468    (178,353)
                Deferred Costs and fees                    6,903     (48,163)
                Real estate taxes payable                 72,000       75,090
                Accounts payable &  accrued expenses    (32,225)       39,698
                Security deposits                        (1,662)        3,015
                Other assets                               6,038     (10,962)
                                                      ----------   ----------
                Net cash used by operating activities    150,537    (108,527)
                                                      ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Repayment of mortgage notes payable             (36,627)      374,655
        Repayment of payable to affiliate                (3,287)        2,020
        Repayment of interest payable                   (36,315)      (1,380)
                                                      ----------   ----------
            Net cash provided by investing activities   (76,229)      375,295
                                                      ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     74,308       266,768
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          254,189           480
                                                      ---------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD              $ 328,497    $  267,248
                                                      =========    ==========


             See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:
- ----------------------

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regula-tions, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's latest annual report on Form 10-K.


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 1996 the Partnership owned three properties. The two apartment communities aggregate approximately 250,748 net rentable square feet. The Shopping Center, Lancaster Place consists of approximately 53,860 net rentable square feet. The portfolio had an average occupancy of 96.10% for the second three months of 1996, as compared to 92.56% for the second three months of 1995.

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995
- ---------------------------------------------------

Revenue from property operations increased $ 7,838, or 1.94%, for the second quarter of 1996, as compared to the same period in 1995. The following table illustrates the components:

                                Increase
                               (Decrease)
                            ----------------

Rental income                      7,718
Other property                       120
                            ----------------
Net Increase (Decrease)            7,838
                            ================


Property operating expenses decreased $ 9,941, or 1.99%, for the second quarter of 1996, as compared to the same period in 1995, primarily due to decreases in maintenance and repairs and contract services.

* Maintenance and repairs decreased by $ 11,056 or 14.29% primarily due to Repairs made on Shorewood Apartments in the first quarter of 1995.

* General and administrative expenses increases of $ 3,613 or 18.92% due to an increase in tax/audit expense.

* Contract services decreased by $ 2,983 or 15.05% due to a reduction in cost of lawn care.

The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                   (104)
Maintenance & repairs           (11,056)
Utilities                        (1,751)
Real estate taxes                  3,210
General administrative             3,613
Contract services                (2,983)
Insurance                             73
Interest                         (1,409)
Depreciation and amortization      2,000
Property management fees         (1,534)
                            ----------------
Net Increase (Decrease)        $ (9,941)


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995


Revenue from property operations increased $ 22.046 or 2.71%, for the first Six months of 1996, as compared to the first Six months of 1995. The follow-ing tables illustrates the components:


                                Increase
                               (Decrease)
                            ----------------

Rental income                     31,481
Other property                   (9,435)
                            ================
                                  22,046



Property operating expenses decreased $ 61,992, or 6.09%, for the first Six months of 1996, as compared to the same period in 1995, primarily due to decreases in maintenance and repairs and general adminstrative costs.

* Maintenance and repairs decreased by $ 40,063 or 27.12% primarily due to Repairs made on Shorewood Apartments in the first quarter of 1995.

* General administrative expense decreased by $ 8,335, or 16.51% were primarily due to legal and accounting costs associated with the refinance of the mortgage note which came due January 1995.

The following table illustrates the components by category:

                                Increase
                               (Decrease)
                            ----------------

Salaries & wages                    (40)
Maintenance & repairs           (40,063)
Utilities                          (155)
Real estate taxes                (3,090)
General administrative           (8,335)
Contract services                    950
Insurance                             20
Interest                        (14,551)
Depreciation and amortization      4,000
Property management fees           (728)
                            ----------------
Net Increase (Decrease)         (61,992)
                            ================


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. At this time, there is no plan to dispose of Chimney Square or Shorewood Apartments. Lancaster Shopping Center is currently being marketed for sale.

As of June 30, 1996, the Partnership had $320,112 in cash and cash equivalents as compared to $254,189 as of December 31, 1995. The net increase in cash of $65,923 is principally due to funds provided from a decrease in accrued real estate taxes and positive cash flow from operations offset by decreases in escrow deposits and increases in accounts payable.

The properties are encumbered by non-recourse mortgages as of June 30, 1996, with interest rates ranging from 7.75% to 11%. Required principal payments on these mortgage notes for the five years ended December 31, 2000, are $66,398, $75,828, $1,533,091, $86,639 and $97,471 respectively.

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

During 1991, the Partnership defaulted on its required mortgage note payments on the Lancaster Place Shopping Center mortgage note. The Partnership entered into an agreement with the note holder (Transamerica) to pay net operating income until the note matured in 1993. In November 1993 the general partner negotiated the purchase of the mortgage note from Transamerica Life Insurance Company. The Partnership had no ability to purchase the note and the con-sequence would have been the foreclosure of the property. The general partner modified the note after his purchase of it to enable the partnership to retain ownership of the Lancaster Place Shopping Center. Effective November, 1993 the modified note calls for monthly payments of interest only from available cash flow from the property until maturity, June 30, 1998. During 1993, the Partnership recorded an impairment amount of $150,607.

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

                                 Other Information


Item 1.              Legal Proceedings
                     See Part I Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 2.              Changes in Securities
                     None

Item 3.              Defaults Upon Senior Securities
                     None

Item 4.              Submission of Matters to a Vote of Security Holders
                     None

Item 5.              Other Information
                     None

Item 6.              Exhibit and Reports on Form 8-K
                     (A)The following documents are filed herewith or incorporated herein by reference as indicated as
                     Exhibits:


Exhibit Designation                            Document Description
- -------------------                            --------------------

                                              Limited Partnership Agreement
                                              incorporated by reference to
                                              Registration Statement No.
                                              2-90654 effective July 6, 1984.

                                              Limited Partnership Agreement,
                                              incorporated by reference to
                                              Registration Statement
                                              No.2-90654 effective July 6,1984.

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


                                 AMERICAN REPUBLIC REALTY FUND I
                                 a Wisconsin limited partnership



                                 By:     /s/ Robert J. Werra
                                         -------------------
                                         Robert J. Werra,
                                         General Partner





Date:   August 8, 1996
        --------------