Form 10-K
period 1996-12-31
AMRECORP REALTY FUND II
filed 1997-04-24
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K
                           ANNUAL REPORT

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
    Exchange Act of 1934                      (No Fee Required)
            For the Fiscal year ended December 31, 1996
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities
           Exchange Act of 1934        (No Fee Required)
       For the Transaction Period from ________ to ________

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
(Address of Principal Executive Offices)          (Zip Code)
Registrant's Telephone Number, Including area code(972) 38O-8OOO

    Securities registered pursuant to Section 12(b) of the Act:

                                            Name of Each Exchange
Title of Each Class                          on which Registered
-------------------                         ---------------------
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

                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of
December 31, 1996, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,978 limited partners owning 14,544 limited partnership interests at $1,OOO per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-9O654) as amended.

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

Due to increased market pressures, the Partnership's shopping center located in Lancaster, Texas has continued to experience poor economic performance and decreasing cash flows. Accordingly, in 1996 the Partnership sold its investment in the shopping center, recognizing a loss of $10,177

On those properties owned at December 31, 1996, rents have generally been increasing in recent years due to the generally positive relationship between apartment unit supply and demand in the Partnership's markets. However, the properties are subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

Item 2. Properties

At December 31, 1996 the Partnership owned two properties. The two apartment communities aggregate approximately 250,748 net rentable square feet. The Shopping Center, Lancaster Place which was disposed of during 1996 consisted of approximately 53,860 net rentable square feet.

Name and Location               General Description of the Property
-----------------               -----------------------------------
Chimney Square Apartments       A fee simple interest in seventeen
                                two-story residential buildings
                                located in Abilene, Texas purchased
                                in 1984, containing approximately
                                126,554 net rentable square feet on
                                approximately 7.18 acres of land.
                                The community consists of 128
                                apartment units and twenty four
                                townhouse units.

Shorewood  Apartments           A fee simple interest in a 96 unit
                                apartment community located in
                                Mecklenburg County, North Carolina,
                                purchased in 1985 and containing
                                approximately 124,194 net rentable
                                square feet on 10.058 acres of land.
                                In January 1997, the Partnership sold
                                this apartment community.

Lancaster Place                 A fee simple interest in a neighborhood
                                shopping center sold located in
                                Lancaster Texas purchased in 1984
                                containing 53,860 square feet on
                                approximately 7.89 acres of land
                                with paved surface parking for 372 cars.
                                The shopping center was sold in August
                                of 1996.

                          Occupancy Rates
                          ---------------
                             Per cent
                             --------


                             1992   1993   1994   1995   1996
Lancaster Shopping Center    80.00% 80.00% 90.00% 89.00% NA
Chimney Square               98.50% 98.90% 96.50% 90.90% 95.60%
Shorewood Apartments         90.00% 95.10% 96.50% 94.90% 94.00%


The properties are encumbered by non-recourse mortgages payable. For information regarding the encumbrances to which the properties are subject and the status of the related mortgage loans, see " Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 4 to Consolidated Financial Statements and Schedule Index contained in Item 8.

Item 3. Legal Proceedings
-------------------------
The Partnership is not engaged in any material legal proceedings.

Item 4. Submission of Matters to a Vote of Unit Holders
-------------------------------------------------------
There were no matters submitted to a vote of unit holders during the fourth quarter of the fiscal year.

By virtue of its organization as a limited partnership, the Partnership has outstanding no securities possessing traditional voting rights. However, as provided and qualified in the Limited Partnership Agreement, limited partners have voting rights for, among other things, the removal of the General Partner and dissolution of the Partnership.

                              PART II

Item 5. Market for Registrant's Units and Related Unit-holders Matters
----------------------------------------------------------------------

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1996 there were approximately 1,978 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis. In 1996 the Partnership distributed $50 per $1000 unit due to the sale of Lancaster Place . The Partnership anticipates a distribution of $100 per $1000 unit in early 1997 due to the sale of Shorewood in 1997.

An analysis of tax income or (loss) allocated, and cash distributed to Investors per $1,000 unit is as follows:

YEARS        TAXABLE INCOME OR GAIN    TAXABLE LOSS     CASH DISTRIBUTED
1984 - 1993       $0                      $910                $30
1994               0                       $27                  0
1995               0                       $28                  0
1996             $62                         0                $50

Item 6.  Selected Financial Data
--------------------------------

The following table sets forth selected financial data regarding the Partnership's result of operations and financial position as of the dates indicated. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 hereof and Consolidated Financial Statements and notes thereto contained in
Item 8.

                                       Year Ended December 31
                                (in thousands except unit amounts)

                              1996     1995     1994     1993     1992
                              ----     ----     ----     ----     ----

Limited Partner Units
Outstanding                 14,544   14,544   14,544   14,544   14,544
                            ------   ------   ------   ------   ------
Statement of Operations
      Total Revenues        $1,658   $1,629   $1,569   $1,533   $1,347
      Net Income (Loss)
      before extraordinary
      items                   (135)    (672)    (252)    (526)    (422)
      Extraordinary Item-
      Gain on debt
      forgiveness (a)        1,377        0        0        0        0
      Extraordinary Item-loss
      on extinguishment of
      debt                       0        0      (53)       0        0
      Net Income (Loss)      1,241     (672)    (305)    (526)    (422)
      Limited Partner Net
      Income(Loss) per Unit     85      (46)     (21)     (27)     (34)
      Cash Distributions to
      Limited Partners
      per Unit                  50        0        0        0        0

Balance Sheet:
    Real Estate, net (b)     2,777    6,971    7,633    7,967    8,533
    Real Estate assets
    held for sale            2,862        0        0        0        0
    Total Assets             6,271    7,499    7,753    8,111    8,594
    Mortgages Payable        5,054    6,571    6,204     6223    6,297
    Partner's Equity(Deficit)1,032      517    1,189    1,494    2,020

(a) In connection with the sale of the commercial property located in Lancaster, Texas, the general partner relieved the Partnership of its obligation to repay the mortgage note, resulting in gain on forgiveness of debt.

(b) On August 23, 1996 the Partnership disposed of its shopping center located in Lancaster, Texas. The shopping center had accounted for $158,001, $230,651, $221,713, $222,178 and $203,928
  of revenues for the years ended December 31, 1996, 1995, 1994, 1993, and 1992

Item 7  Management's Discussion and Analysis of Financial Conditions and
------------------------------------------------------------------------
        Results of Operations
        ---------------------

This discussion should be read in conjunction with Item 6- Selected Financial Data and Item 8 - Financial Statements and Supplemental
Information .

Results of Operations: 1996 VERSUS 1995 -

Revenue from Property Operations increased $29,295 or 1.8% as compared to 1995, due to an increase in rental revenues of $12,075, which was primarily the result of increases in rents resulting from improvements in the apartment rental markets.
(Rental revenue at the Partnership's apartment communities increased by $85,755.) These increases were partially offset by a reduction in rental revenue on Lancaster of $73,680. The Partnership disposed of its investment in Lancaster in August of 1996, thus only eight months of rental revenues were recognized. Additionally interest income increased $9,884 due to additional funds available for investment and other income for 1996 increased $7,336 primarily due to the aforementioned increase in occupancy. The following table illustrates the increases or (decreases):

                  Increase
                 (Decrease)
                 ----------
Rental income     $12,075
Interest            9,884
Other               7,336
Net Increase     --------
(Decrease)        $29,295
                 ========

Property operating expenses for 1996 decreased $507,276 from 1995 or 22.05%. Property operating expenses at the Partnership's apartment communities decreased by $71,569 due to a one time painting and parking lot repairs to facilitate the sale of Shorewood Apartments in 1997. The remaining decrease of $94,545 in property operating expenses is due to the sale of Lancaster
Shopping Center. The following table illustrates the increases or (decreases):

Gain of debt forgiveness for 1996 was $1,376,916 due to the general partner relieving the Partnership of its obligations to repay the mortgage note related to the commercial property located in Lancaster Texas and disposed of in August of 1996.


                              Increase
                             (Decrease)
                             ----------
Repairs and Maintenance       $(78,322)
Real estate taxes                 (480)
General & Administrative       (18,146)
Administrative Service Fee      (1,000)
Utilities                      (18,329)
Payroll                           (440)
Interest                       (51,500)
Loss on Sale of Property        10,177
Depreciation and amortization   (6,362)
Property management fees        (1,712)
                             ----------
Net Increase (Decrease)      $(106,114)
                             ==========

Results of Operations: 1995 VERSUS 1994 -

Revenue from Property Operations increased $59,521 or 3.8% as compared to 1994, due to an increase in rental revenues of $43,268 which was primarily the result of increases in rents resulting from improvements in the apartment rental markets. Additional interest income increased $12,577 due to additional funds available for investment and other income for 1995 increased $3,676 primarily due to the aforementioned increase in occupancy. The following table illustrates the increases or (decreases):

                Increase
               (Decrease)
               ----------
Rental income   $43,268
Interest          3,676
Other            12,577
                -------
Net Increase
(Decrease)      $59,521
                =======

Property operating expenses for 1995 increased $479,284 from 1994 or 26.32%. Real estates taxes decreased as a result of successful tax appeals. Depreciation and amortization expense increased primarily due to additions to buildings, improvements and fixtures. Payroll increases were due primarily to cost of living increases. Interest expense decreased by $17,765 due primarily to the refinancing of an 11.75% mortgage with a 7.75% mortgage in 1994 and the refinancing of an 9.625% mortgage payable with a 9.325% note payable in February of 1995. Repair and maintenance expenses increased primarily due to mandated repairs and in bringing additional units on line. Property management fees are paid to an affiliated entity and represent approximately 5% to 6% of gross revenues. The following table illustrates the increases or (decreses):


                                   Increase
                                  (Decrease)
                                  ----------
Repairs and Maintenance             $107,367
Real estate taxes                     (3,880)
General & Administrative               7,508
Administrative Service Fee                 0
Utilities                              5,628
Payroll                               17,811
Interest                             (17,765)
Loss on Sale of Property                   0
Depreciation and amortization         18,453
Property management fees               3,000
                                    --------
Net Increase (Decrease)             $138,122
                                    ========

Due to the poor economic performance brought about by increased pressures, the Partnership's investment in its shopping center located in Lancaster, Texas, has experienced decreased cash flows. Accordingly, during 1995, the Partnership recorded an impairment loss of approximately $341,000 to lower the carrying value of the assets to their estimated fair value, determined based on estimated cash flows and sales proceeds. The impairment has been reflected in the balance sheet as a reduction in the basis of the fixed assets. Lancaster Place was sold in August of 1996.

Liquidity and Capital Resources
-------------------------------

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. Accordingly, in 1996 the Partnership sold its investment in the shopping center located in Lancaster
Texas , recognizing a loss of  $10,177.   Shorewood Apartments, an
apartment complex located in Charlotte, North Carolina was sold in January 1997. Net gain from the sale will be approximately 1.3 million dollars. The partnership anticipates marketing Chimney Square during 1997.

As of December 31, 1996, the Partnership had $362,135 in cash and cash equivalents as compared to $254,189 as of December 31, 1995. The net increase in cash of $107,946 is principally due to funds provided from sale proceeds from the sale of the shopping center at Lancaster Texas.

The properties are encumbered by nonrecourse mortgages as of December 31, 1996, with interest rates ranging from 7.75% to 9.325%. Required principal payments on these mortgage notes for the five years ended December 31, 2001, are $75,828, $82,422, $86,639, $97,471 and $2,464,463 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.


Risk Associated with Forward-Looking Statements Included in this Form 10-k

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Actof 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE
INDEX
--------------------------------------------------------------------

                                                               Page

INDEPENDENT AUDITORS' REPORT                                    11

BALANCE SHEETS                                                  12

STATEMENTS OF OPERATIONS                                     13-14

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                        15

STATEMENTS OF CASH FLOWS                                        16

NOTES TO FINANCIAL STATEMENTS                                17-21

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION      22-23

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners
Amrecorp Realty Fund II
Dallas, Texas

We have audited the accompanying balance sheets of Amrecorp Realty Fund II (a Texas limited partnership) (the Partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Dallas, Texas
February 17, 1997

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1996 AND 1995


ASSETS                                                 1996          1995

INVESTMENTS IN REAL ESTATE, AT COST (Note 4):
   Land                                             $ 580,045    $ 1,858,048
   Buildings, improvements and furniture
   and fixtures                                     4,547,323     10,347,641
                                                   -----------    ----------
                                                    5,127,368     12,205,689

   Less accumulated depreciation                   (2,350,376)    (5,234,192)
                                                   -----------    ----------
                                                    2,776,992      6,971,497

INVESTMENTS IN REAL ESTATE ASSETS HELD FOR SALE,
   NET (Note 2)                                     2,862,244        -

CASH AND CASH EQUIVALENTS                             362,135       254,189

DEFERRED COSTS (Note 3)                                86,057        99,863

ESCROW DEPOSITS                                       166,070       143,417

OTHER ASSETS                                           17,866        30,015
                                                   ----------    ----------
TOTAL                                              $6,271,364    $7,498,981
                                                   ==========    ==========

LIABILITIES AND PARTNERS' EQUITY

MORTGAGES AND NOTES PAYABLE (Notes 4 and 5)        $5,054,073    $6,571,120

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 103,019       128,753

DUE TO AFFILIATES                                       6,854         4,379

ACCRUED INTEREST PAYABLE                               35,827       233,648

SECURITY DEPOSITS                                      40,002        43,778
                                                    ----------    ---------
                                                    5,239,775     6,981,678

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY (Note 2)                           1,031,589       517,303
                                                    ----------    ---------
TOTAL                                              $6,271,364    $7,498,981
                                                    ==========    =========

See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------

                                         1996          1995          1994

INCOME:
   Rentals                            $1,597,441    $1,585,366    $1,542,098

   Other                                  39,256        29,372        25,696

   Interest                               21,208        13,872         1,295
                                      ----------    ----------    ----------

           Total income                1,657,905     1,628,610     1,569,089

OPERATING EXPENSES:
   Repairs and maintenance               224,898       303,220       195,853

   Real estate taxes                     135,622       136,102       139,982

   General and administrative            109,314       127,460       119,952

   Administrative services fees to
   affiliate (Note 5)                      9,176        10,176        10,176

   Utilities                              71,989        90,318        84,690

   Payroll                               166,707       167,147       149,336

   Interest                              536,118       587,618       605,383

   Loss on sale of property (Note 2)      10,177           -            -

   Depreciation and amortization         447,314       453,676       435,223

   Loss on impairment (Note 8)              -          341,162          -

   Property management fee to
   affiliate (Note 5)                     82,020        83,732        80,732
                                      ----------    ----------    ----------

           Total operating expenses    1,793,335     2,300,611     1,821,327
                                      ----------    ----------    ----------


NET LOSS BEFORE EXTRAORDINARY ITEM     (135,430)     (672,001)     (252,238)

EXTRAORDINARY ITEM:
   Gain on debt forgiveness            1,376,916          -             -
   Loss on extinguishment of debt
  (Note 4)                                  -             -         (53,030)
                                      ----------    ----------    ----------


NET INCOME (LOSS) (Note 6)            $1,241,486    $(672,001)    $(305,268)
                                      ==========    ==========    ==========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT:
   Net loss before extraordinary item    $(9.22)      $(45.74)      $(17.17)
   Gain on debt forgiveness                93.73          -             -
   Loss on extinguishment of debt           -             -           (3.61)
                                      ----------    ----------    ----------


NET INCOME (LOSS) PER UNIT                $84.51      $(45.74)      $(20.78)
                                      ==========    ==========    ==========

LIMITED PARTNERSHIP UNITS OUTSTANDING     14,544        14,544        14,544
                                      ==========    ==========    ==========

See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------

                                        General       Limited
                                        Partner      Partners        Total

BALANCE, JANUARY 1, 1994             $(105,207)    $1,599,779     $1,494,572

   Net loss                             (3,053)     (302,215)      (305,268)
                                     ---------      --------      ---------
BALANCE, DECEMBER 31, 1994            (108,260)     1,297,564      1,189,304

   Net loss                             (6,720)     (665,281)      (672,001)
                                     ---------      --------      ---------
BALANCE, DECEMBER 31, 1995            (114,980)       632,283        517,303

   Distributions                          -         (727,200)      (727,200)

   Net income                           12,415      1,229,071      1,241,486
                                     ---------      ---------     ----------
BALANCE, DECEMBER 31, 1996           $(102,565)    $1,134,154     $1,031,589
                                     =========     ==========     ==========

See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-----------------------------------------------------------------------------

                                             1996         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                     $1,241,486    $(672,001)  $(305,268)
   Adjustments to reconcile net
     income (loss) to cash
     provided by operations:
     Loss on extinguishment of debt           -            -          53,030
     Loss on sale of assets                  10,177        -            -
     Gain on debt forgiveness (Note 5)   (1,376,916)       -            -
     Depreciation and amortization          447,314      453,676     435,223
     Loss on impairment (Note 8)              -          341,162        -
     Changes in assets and liabilities:       -            -            -
         Escrow deposits                      5,716      (70,900)     (7,479)
         Deferred costs                       -          (43,421)    (41,501)
         Other assets                        12,149        6,733     (16,205)
         Accrued interest payable             3,446       (1,513)    (16,717)
         Security deposits                   (3,776)       2,535      (3,067)
         Accounts payable and accrued
         expenses                           (25,734)      48,971     (17,791)
         Due to/from affiliates               2,475        1,096       6,400
                                          ----------   ----------   ----------
                                           (925,149)     738,339     391,893
                                          ----------   ----------   ----------
         Net cash provided by
         operating activities               316,337       66,338      86,625
                                          ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate               (61,073)    (120,695)    (66,924)
   Proceeds from sale of assets             949,649         -           -
   Deposits to reserve for replacements     (34,997)     (76,839)       -
   Disbursements from reserve
   for replacements                           6,628       17,525        -
                                          ----------   ----------   ----------

         Net cash provided by (used in)
         investing activities               860,207     (180,009)    (66,924)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgages and notes payable (341,398)   (2,107,620) (2,797,087)
   Additions to mortgages and notes payable    -        2,475,000   2,725,000
   Distributions                            (727,200)       -           -
                                          ----------   ----------   ----------

         Net cash provided by (used in)
         financing activities             (1,068,598)     367,380     (72,087)
                                          ----------   ----------   ----------
NET INCREASE (DECREASE) IN CASH              107,946      253,709     (52,386)

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                      254,189          480      52,866
                                          ----------   ----------   ----------
CASH AND CASH EQUIVALENTS, END OF YEAR      $362,135     $254,189        $480
                                          ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the year for interest   $532,672     $589,131    $622,100
                                          ==========   ==========   ==========
See notes to financial statements.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
----------------------------------------------------------------------------

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

   Property and Equipment- Buildings, improvements, and furniture and fixtures are depreciated using the straight-line method over the estimated useful lives of the assets which are five years for improvements, furniture and fixtures and 25 years for buildings. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," Partnership management routinely reviews its investments for impairments whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Note 7).

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

   Income Taxes - No provision has been made for income taxes since these taxes are the responsibility of the individual partners.
   For tax purposes, the basis of the Partnership assets is $5,797,453 at December 31, 1996.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a remaining maturity of three months or less at the date of acquisition to be cash equivalents. Univesco Inc. ("Univesco"), an affiliate of general partner, Robert J. Werra, and the management agent, maintains a single controlled disbursement account for all properties managed by Univesco. Funds are transferred at the time of cash disbursements from the project's operating account to the controlled disbursement account to reimburse checks issued.

   Environmental Remediation Costs - The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable.
   Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Partnership management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Partnership.

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

2. PARTNERSHIP

   General - The Partnership was formed on April 16, 1984, under the Texas Uniform Limited Partnership Act, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. During the two years ended December 31, 1996, the Partnership owned and operated two apartment complexes located in Abilene, Texas, and Charlotte, North Carolina, and a commercial shopping center located in Lancaster, Texas. In 1996, the Partnership sold the commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997, the Partnership sold the apartment complex located in Charlotte, North Carolina, for net proceeds of approximately $4.2 million. This property was considered held for sale at December 31, 1996. The Partnership will terminate by December 31, 2014, although this date can be extended if certain events occur.

   The general partner is Mr. Robert J. Werra.  An aggregate of
   25,000 units at $1,000 per unit are authorized of which 14,544 were issued and outstanding during the three years ended
   December 31, 1996. Under the terms of the offering, no additional units will be offered.

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

3. DEFERRED COSTS

   Deferred costs at December 31, 1996 and 1995, consist of the following:

                                               1996          1995

    Loan fees                                $117,172      $117,172

    Less accumulated amortization             (31,115)      (17,309)
                                            ----------    ----------

                                              $86,057       $99,863
                                            ==========    ==========

   During 1995 and 1994, the Partnership incurred $68,421 in fees related to its successful effort to refinance its 9.625% mortgage (see Note 4). During 1996, 1995 and 1994, amortization expense of $13,806, $12,666 and $4,643, respectively, was incurred on fees paid to an unrelated party.

4. MORTGAGES AND NOTES PAYABLE

   Mortgages and notes payable at December 31, 1996 and 1995, consist of the following:

                                                  1996           1995

    7.75% mortgage note, payable in monthly
    principal and interest installments
    of $20,583 through May 2001, at which
    time a lump-sum payment of approximately
    $2,400,000 is due.  This mortgage note
    is secured by real estate assets with a
    net book value of approximately
    $2,862,244                                $2,626,567     $2,664,884

    9.325% mortgage note, payable in monthly
    principal and interest installments of
    $21,324 through March 2005, at which time
    a lump-sum payment of approximately
    $2,089,000 is due.  This mortgage note
    is secured by real estate assets with a
    net book value of approximately
    $2,777,000                                 2,427,506      2,455,587

    11% mortgage note due to the general
    partner. In August 1996, the general
    partner forgave principal and accrued
    but unpaid interest totaling $1,376,916,
    and the Partnership recognized a gain
    on forgiveness of debt for such amount
    (see Note 5)                                   -          1,450,649
                                              ----------     ----------

                                              $5,054,073     $6,571,120
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

   The following sets forth the required principal payments due under the Partnership's mortgages and notes payable for the next five years. Annual principal payments as of December 31, 1996, are as follows:

    1997                                               $   75,828
    1998                                                   82,442
    1999                                                   89,639
    2000                                                   97,471
    2001                                                2,464,463
    Thereafter                                          2,244,230

5. RELATED PARTY TRANSACTIONS

   The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees were paid to the general partner or his designee during 1996, 1995 and 1994:

                                         1996       1995      1994

    Property management fees          $82,020    $83,732    80,732
    Administrative services             9,176     10,176    10,176

   Univesco receives an ongoing property management fee generally payable at 5% and 6% of the Partnership's gross receipts for residential properties and the nonresidential property, respectively.

   The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.

   In connection with the sale of the commercial property located in Lancaster, Texas, the general partner relieved the Partnership of its obligation to repay the mortgage note, resulting in a gain on forgiveness of debt of $1,376,916, which included $201,267 in accrued interest.

6. RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles, excess revenues over expenses for 1996 would have been as follows:

    Net income per accompanying financial statements      $1,241,486
    Add back book basis depreciation expense using
    straight-line method                                     433,502
    Add back gain on disposition of property - tax          (282,636)
    Deduct income tax basis depreciation expense
    using ACRS method                                       (495,318)
    Deduct loss on disposition of property - GAAP             10,177
                                                          -----------

    Excess revenues over expenses, accrual
    income tax basis                                        $907,211
                                                          ===========

7. IMPAIRMENT OF FIXED ASSETS

   Due to the poor economic performance brought about by increased market pressures, the Partnership's investment in its shopping center located in Lancaster, Texas, experienced decreased cash flows. Accordingly, during 1995, the Partnership recorded an impairment loss of approximately $341,000 to lower the carrying value of the assets to their estimated fair value, determined based on estimated cash flows and sales proceeds. The impairment was reflected in the balance sheet as a reduction in the basis of the fixed assets.

   During 1996, the Partnership disposed of its investment in the Lancaster shopping center, recognizing a loss of $10,177.

8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

   Management has reviewed the carrying values of its mortgages and notes payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their carrying value approximates their estimated fair values as of December 31, 1996.

   As of December 31, 1996, the fair value information presented herein is based on pertinent information available to management. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                              ******

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1996
-----------------------------------------------------------------------------

                                  Initial Cost
                                 to Partnership
                           -----------------------------
                                            Buildings,
                           Encum-           and Furniture  Subsequent to
Description                brances   Land   and Fixtures   Acquisition

A 128-unit two-story
apartment community of
wooden frame construction
and a combination brick
veneer and wood siding
exterior located in
Abilene, Texas            (b)      $580,045   $4,341,569    $205,754

A 96-unit one- and two-story
apartment community of
wood frame and stucco
construction located
adjacent to the Raintree
Country Club in Charlotte,
North Carolina            (b)       676,364    3,857,693     314,490
                                 ----------   ----------    --------
                                 $1,256,409   $8,199,262    $520,244
                                 ==========   ==========    ========

                              Gross Amounts at Which
                              Carried at Close of Period
                           ---------------------------------

                                        Buildings
                                           and                    Accumulated
Description                    Land     Improvements    Total     Depreciation

A 128-unit two-story
apartment community of
wooden frame construction
and a combination brick
vaneer and wood siding
exterior located in
Abilene, Texas               $580,045   $4,547,323   $5,127,368   $2,350,376

A 96-unit one-and two-story
apartment community of
wood frame and stucco
construction located
adjacent to the Raintree
Country Club in Charlotte,
North Carolina                676,364    4,172,183    4,848,547    1,986,303
                             ---------   ---------    ---------    ---------
                           $1,256,409   $8,719,506   $9,975,915   $4,336,679
                           ===========  ==========   ==========   ==========


Date of Construction:                        Complete at date acquired
Date Acquired:                               11/1/84
Life on Which Depreciation Is Computed:      (a)

Date of Construction:                        Complete at date acquired
Date Acquired                                8/12/85
Life on Which Depreciation Is Computed:      (a)


See notes to Schedule III.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED) DECEMBER 31, 1996
---------------------------------------------------------------------------

NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgages and notes payable in Note 4 to the financial statements.

(c)Reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1996, 1995 and 1994.

                                             Investments       Accumulated
                                             in Real Estate    Depreciation

    BALANCE, JANUARY 1, 1994                 $12,359,232       $4,362,602

       Additions during the year:
          Additions                               66,924            -
          Depreciation expense                    -               430,580
                                             -----------       ----------

    BALANCE, DECEMBER 31, 1994                12,426,156        4,793,182

       Additions during the year:
          Additions                              120,695            -
          Depreciation expense                    -               441,010
          Loss on impairment                    (341,162)           -
                                             -----------       ----------

    BALANCE, DECEMBER 31, 1995                12,205,689        5,234,192

       Additions during the year:
          Additions                               61,073            -
          Depreciation expense                    -               433,508
          Sale of real estate                 (2,290,847)      (1,331,021)
                                             -----------       ----------
    BALANCE, DECEMBER 31, 1996                $9,975,915       $4,336,679
                                             ===========       ==========


(d)Aggregate cost for federal income tax purposes is $9,993,508.

Item 9. Changes in and Disagreements With Accountants on Accounting
-------------------------------------------------------------------
        and Financial Disclosure
        ------------------------

The Registrant has not been involved in any disagreements on accounting and financial disclosure.


                             PART III


Item 10.  Directors and Executive Officer of the Partnership
------------------------------------------------------------

The Partnership itself has no officers or directors.  Robert J.
Werra is the General Partner of the Partnership.

Robert J. Werra, 57, the General Partner. Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 198O, Mr. Werra, along with three other individuals, formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. was formed to serve as the management agent for the Partnership and other partnerships which Mr. Werra serves as General Partner. Limited Partners have no right to participate in management of the Partnership.

Item 11.  Management Remuneration and Transactions
--------------------------------------------------

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

Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to properties actually managed of 5% of the actual gross receipts from a property or an amount competitive in price or terms for comparable services available from non-affiliated persons. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at pages 18-2O and "Allocation of Net Income and Losses and Cash Distributions" at pages 44-46 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on July 6, 1984.

Item 12. Security Ownership of Certain Beneficial Owners and
------------------------------------------------------------
         Management
         ----------

(a) No one owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. The General Partner is responsible for management of the Partnership, subject to certain limited democracy rights of the Limited Partners. The following persons performing functions similar to those of officers and directors of the partnership own units of limited partnership interest in the partnership.

   Title of           Name and Address     Amount and Nature   Percent of
   Class              of Beneficial Owner   of Beneficial     Ownership Class
-----------------------------------------------------------------------------
   Limited            Robert J. Werra          66 units              .45%
   Partnership        6210 Campbell Rd. #140
   Interest           Dallas, Texas  75248


(c) There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

Item 13. Certain Relations and Related Transactions
---------------------------------------------------

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

                              PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K
----------------------------------------------------------------------------
   (A)1.   See accompanying Financial Statements Index

      2.   Additional financial information required to be furnished:

           Schedule III - Real Estate and Accumulated Depreciation

      3. Exhibits
         None.

   (B)Reports on Form 8-K for the quarter ended December 31, 1996

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

                                   AMRECORP REALTY FUND II

                                   ROBERT J. WERRA, GENERAL PARTNER

April 10, 1997                /s/ Robert J. Werra
--------------                -------------------