Form 10-Q
period 1996-09-30
AMRECORP REALTY FUND II
filed 1997-04-25
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1996    Commission file number
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


Registrant's telephone number, including area code:
                        (972) 380-8000.


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

Consolidated Balance Sheet as of September 30, 1996 and
December 31, 1995                                 Page 3

Consolidated Statements of Operations for the Three and Nine
Months Ended September 30, 1996 and 1995          Page 4

Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 1996 and 1995                       Page  5

Notes to Consolidated Financial Statement         Page  6

Item 2.  Results of Operations and Management's Discussion
and Analysis of Financial Condition               Page 7

Liquidity and Capital Resources                   Page 8

Other Information                                 Page 9

Signatures                                        Page 10

The statements, insofar as they relate to the period subsequent to December 31, 1995, are Unaudited.


PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements

                        AMRECORP REALTY FUND II
                 Condensed Consolidated Balance Sheets


                                September 30,    December 31,
                                    1996            1995
                                 (Unaudited)

ASSETS
Real Estate assets, at cost
Land                              $1,256,409     $1,858,048
Buildings and improvements         8,999,595     10,347,641
                                  10,256,004     12,205,689
Less: Accumulated                 (4,233,345)    (5,234,192)
depreciation
Real Estate, net                   6,022,659      6,971,497

Cash including cash                1,025,332        254,189
investments
Escrow deposits                      183,269        143,417
Deferred cost  and fees               90,871         99,863
Other assets                          25,221         30,015

TOTAL ASSETS                      $7,347,352     $7,498,981


LIABILITIES AND PARTNERS'EQUITY:
Note payable to affiliates
LIABILITIES
Mortgage and notes payable        $5,065,416     $6,571,120
Amounts due affiliates                 9,731          4,379
Interest payable                         0          233,648
Real estate taxes payable             82,800            0
Security deposits                     36,466         43,778
Accounts payable &  accrued expenses  90,439        128,753


Total liabilities                  5,284,852      6,981,678
Partners Capital (Deficit)
Limited Partners                   2,162,028        632,283
General  Partner                    (99,528)      (114,980)

Total Partners Capital             2,062,500        517,303
(Deficit)


Total Liability And
Partners Equity                   $7,347,352     $7,498,981


       See notes to Condensed Consolidated Financial Statements



                        AMRECORP REALTY FUND II
            Condensed Consolidated Statement of Operations
                              (Unaudited)



                       Three Months Ended           Nine Months Ended
                           September 30,                September 30,

REVENUES                     1996       1995       1996         1995

Rental income              $402,441   $391,829  $1,220,431   $1,178,338
Gain on sale of property  $1,687,725     $0     $1,687,725       $0
Other income                19,368     6,767      36,532       33,366
Total revenues             2,109,534  398,596    2,944,688   1,211,704

EXPENSES
Salaries & wages            41,260     40,824     121,753     121,357
Maintenance & repairs       55,438    168,704     163,082     316,414
Utilities                   18,518     18,590     55,584       55,810
Real estate taxes           35,382     32,790     107,382     107,880
General administrative      20,324     22,572     62,474       76,539
Contract services           17,082     19,739     54,372       56,079
Insurance                    7,637     9,022      25,447       26,812
Interest                    131,474   150,197     428,316     461,590
Amortization of deferred
costs and fees                3,452       0        11,105         0
Depreciation and
amortization                90,000    108,000     310,000     324,000
Property management fees    18,785     20,410     59,976       62,327
Total expenses              439,352   590,848    1,399,491   1,608,808


NET INCOME (LOSS)         $1,670,182 ($192,252) $1,545,197   ($397,104)


NET INCOME PER SHARE        $114.84   $(13.22)    $106.24     $(27.30)




       See Notes to Condensed Consolidated Financial Statements




                        AMRECORP REALTY FUND II

            Condensed Consolidated Statement of Cash Flows


                                                 Nine Months Ended
                                                   September 30,
                                                    1996      1995

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 1545197   -397104
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization                     -1000847  324000
Net Effect of changes in operating accounts
Escrow deposits                                    -39852   -218114
Deferred cost  and fees                             8992    -45358
Other assets                                        4794      75
Accrued real estate taxes                          82800    107880
Security deposits                                  -7312     3814


Net cash used by operating activities              593772   -224807


CASH FLOWS FROM INVESTING ACTIVITIES
Disposition of property                           1949685      0
Change in mortgage notes payable                  -1505704  358339
Increase in note payable - affiliates               5352     1199
Change in amounts due affiliate                   -233648    11918
Change in interest payable                         -38314    62490
Net cash provided by investing activities          177371   433946
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        771143   209139
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     254189     480
CASH AND CASH EQUIVALENTS, END OF PERIOD          1025332   209619


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


Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

Revenue from property operations increased $1,710,398 or 429.4%, for the third quarter of 1996, as compared to the 1995 third quarter. The increase is primarily due to the gain on sale of Lancaster. The following table illustrates the components,


                               Three Month
                                Comparison

                                 Increase
                                (Decrease)

Rental income                           10,612
Gain on sale of property             1,687,725
Other income                            12,601
Net Increase (Decrease)              1,710,938



property operating expenses decreased $151,496 or 25.46%, for the third quarter of 1996, as compared to the same period in 1995, primarily due to a decrease in maintenance and repairs, which was a result of repairs made on the Shorewood Apartments in the first quarter of 1995. The following table illustrates the components by category,

                                  Increase
                                 (Decrease)

Salaries & wages                            436
Maintenance & repairs                 (113,266)
Utilities                                  (72)
Real estate taxes                         2,592
General administrative                  (2,248)
Contract services                       (2,657)
Insurance                               (1,385)
Interest                               (18,723)
Amortization of deferred                  3,452
costs and fees
Depreciation and                       (18,000)
amortization
Property management fees                (1,625)
Net Increase (Decrease)               (151,496)



NINE MONTHS ENDED SEPTEMBER 1996 COMPARED TO NINE MONTHS ENDED
SEPTEMBER 1995


Revenue from property operations increased $1,732,984 or 143.02% for the first nine months of 1996, as compared to the first nine months of 1995. The increase was primarily due to the gain on the sale of Lancaster . The following tables illustrates the components, :


                                     Increase
                                    (Decrease)

Rental income                               42,093
Gain on sale of property                 1,687,725
Other income                                 3,166
Net Increase (Decrease)                  1,732,984




Property operating expenses decreased $209,317 or 13.01%, for the first nine months of 1996, as compared to the same period in 1995, primarily due to a decrease in maintenance and repairs, which was a result of repairs made on the Shorewood Apartments in the first quarter of 1995. The follows table illustrates the components by category,

                                        Increase
                                       (Decrease)

Salaries & wages                                  396
Maintenance & repairs                        (153,332)
Utilities                                        (226)
Real estate taxes                                (498)
General administrative                        (14,065)
Contract services                              (1,707)
Insurance                                      (1,365)
Interest                                      (33,274)
Amortization of deferred costs and fees        11,105
Depreciation and amortization                 (14,000)
Property management fees                       (2,351)
Net Increase (Decrease)                      (209,317)







LIQUIDITY AND CAPITAL RESOURCES




The Partnership has incurred losses from operations for the years ended December 31, 1995 and 1993. There are no further commitments for limited partner contributions or general partner funding of cash flow deficits. Accordingly, the Partnership's ability to continue its present form is uncertain. The refinancing of the Partnership's mortgage loans, described below, plus an improvement in the markets where these properties are located has benefited the Partnership's financial position. Management intends to continue operating the partnership in its present form while investigating options to improve operations of the Partnership.

On February 7, 1996 the Partnership refinanced the loan on Chimney Square Apartments. The original loan matured and a new $2,475,000 loan bearing interest at 9.325% per year was secured from Newport Mortgage Company L.P. The loan matures on March 1, 2005. In connection with this loan, the lender required, and the Partnership provided, a new single asset partnership known as Chimney Square Apartments, owned 99% by the Fund.

In May 2, 1995 the Partnership refinanced the loan on Shorewood
Apartments. A new $2,725,000 loan bearing interest at 7.75% per year replaced the original loan bearing interest at 11.75%. The new loan with John Hancock Mutual Life Insurance Company matures on September 1, 2001.

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

In August 1996 the Fund sold Lancaster Place Shopping Center, a fee simple interest in a neighborhood shopping center, located in Lancaster, Texas. Lancaster was purchased in 1984 and contained 53,860 square feet on approximately 7.89 acres of land with paved surface parking for 372 cars. The sales price was $1,000,000 Each limited partner received a distribution of $50 (fifty dollars) per $1,000 unit.
                         Part II

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

Item 4.                  Submission of Matter to a Vote of Security
Holders.
                    None

Item 5.                  Other Information
                    None

Item 6.                  Exhibits and Reports on Form 8-K

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:



Exhibit Designation
                           Document Description

                           Limited Partnership Agreement
                           incorporated by reference to
                           Registration Statement
                           No. 2-90654 effective
                           July 6,1984.

                           Limited Partnership Agreement
                           incorporated by reference to
                           Registration Statement
                           No. 2-90654 effective
                           July 6,1984.

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






     Date October 31, 1996