Form 10-Q
period 1997-03-31
AMRECORP REALTY FUND II
filed 1997-05-15
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                       Washington, DC 20549
                       ____________________

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934
               ---------------------------------------

     For Quarter Ended March 31, 1997   Commission file number 2-90654

                       AMRECORP REALTY FUND II

       (Exact name of registrant as specified in its charter)

           TEXAS                              75-1956009
           -----                              ----------
     (State or other jurisdiction of          (IRS Employer
      incorporation or organization            Identification Number)

                    6210 Campbell Road Suite 140
                         Dallas, Texas  75248

              (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.
                                                     ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes:  Y        No:
                             -----         -----

                 REGISTRANT IS A LIMITED PARTNERSHIP

                            TABLE OF CONTENTS




Item 1.  Financial Statements
------

The following Unaudited financial statements are filed herewith:

          Consolidated Balance Sheet as of March 31, 1997 and
          December 31, 1996                                            Page 3

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 1997and 1996                          Page 4

          Consolidated Statements of Cash Flows for the Three Months
          Ended March 31, 1997and 1996                                 Page  5

         Notes to Consolidated Financial Statement                     Page  6

Item 2.  Results of Operations and Management's Discussion and
------
         Analysis of Financial Condition                               Page 7

         Liquidity and Capital Resources                               Page 8

         Other Information                                             Page 9

         Signatures                                                    Page 10

The statements, insofar as they relate to the period subsequent to December 31, 1996 are Unaudited.

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
     --------------------------------

                       AMRECORP REALTY FUND II
                Condensed Consolidated Balance Sheets
                            March 31,          December 31,
                            1997               1996
                            ----               ----
                            (Unaudited)

ASSETS

Real Estate assets, at cost                  $580,045               $580,045
Land                                        4,547,323              4,547,323
Buildings and improvements                  5,127,368              5,127,368
Less: Accumulated depreciation             (2,397,376)            (2,350,376)
Real estate, net                            2,729,992              2,776,992
Investments in Real Estate Held for Sale                           2,862,244
Cash including cash investments             1,837,547                362,135
Escrow deposits                               136,851                166,070
Deferred Costs and Fees                        54,168                 86,057
Other assets                                   11,756                 17,866
Accounts Receivable                        ----------             ----------
    Total assets                           $4,770,314             $6,271,364
                                           ==========             ===========

LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable                 $2,417,493             $5,054,073
Payable to Affiliates                           8,326                  6,854
Interest payable                                    0                 35,827
Real estate taxes payable                      17,400                      0
Security deposits                              16,552                 40,002
Accounts payable and accrued expenses          42,706                103,019
                                           ----------             ----------
Total liabilities                           2,502,477              5,239,775
PARTNERS CAPITAL (DEFICIT):                 ---------              ---------
Limited Partners                            2,358,040              1,134,154
General Partners                             (90,203)              (102,565)
                                            ---------              ---------
Total Partners Capital (Deficit)            2,267,837              1,031,589
                                            ---------              ----------
Total Liability and Partners Equity        $4,770,314             $6,271,364
                                           ==========             ===========


             See notes to Condensed Consolidated Financial Statements

                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)


                           Three Months Ended
                                March 31,
                           ------------------
REVENUES                    1997       1996
                            ----       ----

       Rental income                              $231,941          $416,393
       Other property                                7,133             6,325
                                                  --------          --------
              Total revenues                       239,074           422,718

EXPENSES
       Salaries & wages                             29,853            37,726
       Maintenance & repairs                        34,349            41,341
       Utilities                                    15,401            22,103
       Real estate taxes                            21,186            36,000
       General administrative                       17,407            19,439
       Contract services                            12,807            20,457
       Insurance                                     5,169             9,022
       Interest                                     99,253           148,600
       Depreciation and amortization                47,000           110,000
       Property management fees                     11,632            21,053
       Amortization of deferred costs and fees       2,291             3,952
                                                    -------           ------
       Total expenses                               296,348          469,693
                                                    -------          -------
NET INCOME BEFORE EXTRAORDINARY ITEM               ($57,274)         (46,975)

       GAIN ON SALE OF PROPERTY                   1,293,522                0
                                                 -----------        --------
NET INCOME (LOSS)                                $1,236,248        ($46,975)
                                                 ==========        =========

NET INCOME PER SHARE                             $    85.00       $   (3.23)
                                                 ==========       ==========

             See Notes to Condensed Consolidated Financial Statements

                       AMRECORP REALTY FUND II

           Condensed Consolidated Statement of Cash Flows


                                                      Three Months Ended


                                                      Three Months Ended
                                                          March 31,
                                                      ------------------
                                                       1997         1996
                                                       ----         ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                      $1,236,248   ($46,975)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization                              47,000     110,000
Gain on Sale of Asset                                  (1,293,522)          0
Net Effect of changes in operating accounts
Escrow deposits                                            29,219    (45,588)
Deferred Costs                                             31,889       3,452
Accrued real estate taxes                                  17,400      97,695
Security deposits                                        (23,450)       1,526
Accounts payable                                         (60,313)    (34,770)
Other assets                                                6,110       7,443
Accounts Receivable                                             0           0
                                                      -----------   ---------
        Net cash used by operating activities             (9,419)      92,783
                                                      -----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset                             4,155,766           0
                                                       ----------   ---------
    Net cash used by operating activities               4,155,766           0
                                                       ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                   (2,636,580)    (19,255)
Proceeds from refinancing
Proceeds from amounts due affiliates                        1,472       2,115
Increase in accrued interest                             (35,827)     (9,720)
                                                      -----------    --------
       Net cash provided by investing activities      (2,670,935)    (26,860)
                                                      -----------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    1,475,412      65,923
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            362,135     254,189
                                                      -----------    --------
CASH AND CASH EQUIVALENT, END OF PERIOD                $1,837,547    $320,112
                                                       ==========    ========

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
----------------------------------------------------------------
ANALYSIS OF FINANCIAL CONDITION
-------------------------------

Results of Operations

At March 31, 1997 the Partnership owned one property. The Shorewood Apartments consisting of 124,194 net rentable square feet and located in Mecklenburg County, North Carolina was sold in January, 1997. The Chimney Square Apartment community aggregate approximately 126,554 net rentable square feet. The Shopping Center, Lancaster Place consists of approximately 53,860 net rentable square feet. was sold in 1996.

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996
-------------------------------------------------
Revenue from property operations decreased $183,644 or 43.44%, for the first quarter of 1997, as compared to the 1996 first quarter. The decrease in other income of $184,644 or 44.30% is primarily due the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte,
North Carolina.   The following table illustrates the components:


                          Increase
                          (Decrease)

Rental income              (184,452)
Other property                  808
                           ---------
Net Increase (Decrease)    (183,644)
                           =========
 Property operating expenses decreased $171,684 or 36.55%, for the first quarter of 1997, as compared to the same period in 1996, primarily due to the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components by category:

                                    Increase
                                    (Decrease)
                                    ----------

Salaries & wages                       (7,873)
Maintenance & repairs                  (6,992)
Utilities                              (6,702)
Real estate taxes                     (14,814)
General administrative                 (2,032)
Contract services                      (7,650)
Insurance                              (3,853)
Interest                              (49,347)
Depreciation and amortization         (63,000)
Property management fees               (9,421)
                                     --------
Net Increase (Decrease)              (171,684)
                                     ========

LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. Accordingly, in 1996 the Partnership sold its investment in the shopping center located in Lancaster Texas, recognizing a loss of $10,177. Shorewood Apartments, an apartment complex located in Charlotte, North Carolina was sold in January 1997. Net proceeds from the sale was 1.3 million dollars. The Partnership plans to actively market Chimney Square Apartments in 1997.

As of March 31, 1997, the Partnership had $1,837,547 in cash and cash equivalents as compared to $362,135 as of December 31, 1996. The net increase in cash of $1,475,412 is principally due to funds from the sale of Lancaster shopping center and Shorewood Apartments.

The properties are encumbered by non-recourse mortgages as of March 31, 1997, with interest rates ranging from 7.75% to 11%. Required principal payments on these mortgage notes for the five years ended December 31, 2001, are $75,828, $82,422, $86,639 and $2,464,463 respectively.

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



     Date:     May 20, 1997