Form 10-Q
period 1997-06-30
AMRECORP REALTY FUND II
filed 1997-07-24
CIK 745061

                  SECURITIES AND EXCHANGE COMMISSION


                          Washington, DC  20549


                                FORM 10-Q


               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934
                -----------------------------------------

    For Quarter Ended June 30, 1997    Commission file number 2-90654


                         AMRECORP REALTY FUND II


            (Exact name of registrant as specified in its charter)

                TEXAS                            75-1956009
                -----                            ----------
  (State or other jurisdiction of                (IRS Employer
   incorporation or organization)                 Identification Number)



                         6210 Campbell Suite 140
                           Dallas, Texas 75248
                           -------------------
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


                   Yes: _____Y_______ No: ____________


                   REGISTRANT IS A LIMITED PARTNERSHIP

                            TABLE OF CONTENTS




Item 1.  Financial Statements
-------

The following Unaudited financial statements are filed herewith:

Consolidated Balance Sheet as of June 30, 1997 and
December 31,1996                                                  Page  3

Consolidated Statements of Operations for the Three and Six
Months Ended June 30, 1997 and 1996                               Page  4

Consolidated Statements of Cash Flows for the Six Months Ended
June 30, 1997 and 1996                                            Page  5



Item 2.Results of Operations and Management's Discussion
       and Analysis of Financial Condition                        Page  6-7

Liquidity and Capital Resources                                   Page  8

Other Information                                                 Page  9

Signatures                                                        Page  10


The statements, insofar as they relate to the period subsequent to December 31, 1996 are Unaudited.

PART 1.   FINANCIAL INFORMATION

Item 1.     Financial Statements
            --------------------

                         AMRECORP REALTY FUND II
                  Condensed Consolidated Balance Sheets
                              June 30,     December 31,
                                1997           1996
                                ----           ----
                             (Unaudited)

ASSETS

Real Estate assets, at cost         $580,045       $580,045
Land                               4,547,323      4,547,323
                                  -----------   ------------
Buildings and improvements         5,127,368      5,127,368
Less: Accumulated depreciation    (2,432,376)    (2,350,376)
                                  -----------    -----------
Real estate, net                   2,694,992      2,776,992
Investments in Real Estate
 Held for Sale                                    2,862,244
Cash including cash investments      393,438        362,135
Escrow deposits                      151,393        166,070
Deferred Costs and Fees               52,457         86,057
Other assets                          14,566         17,866
                                     --------     ----------
          Total assets              $3,306,846    $6,271,364
                                    ==========    ==========

LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES:
Mortgage and notes payable          $2,409,762     $5,054,073
Payable to Affiliates                        0          6,854
Interest payable                             0         35,827
Real estate taxes payable               34,800              0
Security deposits                       16,652         40,002
Accounts payable and accrued expenses   30,128        103,019
                                    -----------   -----------

      Total liabilities              2,491,342     5,239,775
                                     ---------    -----------
PARTNERS CAPITAL (DEFICIT):
Limited Partners                       905,686     1,134,154
General Partners                       (90,182)     (102,565)
                                       --------   -----------

Total Partners Capital Deficit)        815,504     1,031,589
                                       --------   ----------

Total Liability and Partners Equity  $3,306,846     $6,271,364
                                     ===========   ============

        See notes to Condensed Consolidated Financial Statements

                         AMRECORP REALTY FUND II
             Condensed Consolidated Statement of Operations
                               (Unaudited)


                        Three Months Ended               Six Months Ended
                              June 30,                        June 30,
                         1997         1996                 1997        1996
                         ----         ----                 ----        ----
REVENUES

   Rental income        $180,125   $401,598              $412,066   $817,990
   Other property         15,990     10,838                23,123     17,164
                        ---------  ---------             ---------  ---------
      Total revenues     196,115    412,436                435,189   835,154


EXPENSES

   Salaries & wages                 21,355   42,767       51,208     80,493
   Maintenance & repairs            16,608   66,303       50,957    107,647
   Utilities                         7,166   15,788       22,567     37,065
   Real estate taxes                17,400   36,000       38,586     72,000
   General administrative            9,797   22,714       27,204     42,150
   Contract services                11,034   16,833       23,841     37,290
   Insurance                         8,649    8,788       13,818     17,810
   Interest                         56,240   148,24      155,493    296,842
   Depreciation and amortization    35,000   110,00       82,000    220,000
   Property management fees          9,089   19,310       20,721     41,189
   Amortization of deferred costs    1,710    3,702        4,001      7,653
   and fees                         ------  -------      -------    -------

          Total expenses           194,048  490,446      490,396    960,139
                                   -------  -------     ---------  ---------
    NET INCOME BEFORE EXTRA
     ORDINARY ITEM                  $2,067   (78,010)   ($55,207)  (124,985)


    GAIN ON SALE OF                      0         0   1,293,522          0
    PROPERTY                       --------  --------  ----------   ---------

  NET INCOME (LOSS)                 $2,067   ($78,010) $1,238,315  ($124,985)
                                   ========  ========= ==========  ==========

  NET INCOME PER SHARE
                                     $0.14     $(5.36)     $85.14     $(8.59)
                                     =====     =======     ======     =======

        See Notes to Condensed Consolidated Financial Statements

                        AMRECORP REALTY FUND II

             Condensed Consolidated Statement of Cash Flows


                                               Six Months Ended
                                                   June 30,
                                             1997               1996
                                      ----------------------------------

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                            $1,238,315         ($124,985)

Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
Depreciation and amortization                    82,000           220,000
Gain on Sale of Asset                        (1,293,522)                0
Net Effect of changes in operating accounts
Escrow deposits                                  14,677             4,468
Deferred Costs                                   33,600             6,903
Accrued real estate taxes                        34,800            72,000
Security deposits                               (23,350)           (1,662)
Accounts payable                                (72,891)          (32,225)
Other assets                                      3,300             6,038
                                              ----------        ----------
   Net cash used by operating activities         16,929           150,537
                                              ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset                   4,155,766                 0
                                             -----------         ----------
     Net cash used by operating activities    4,155,766                 0
                                             -----------         ----------


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable          (2,644,311)          (36,627)
Distribution to Limited Partners             (1,454,400)                0
Proceeds from amounts due affiliates             (6,854)           (3,287)
Increase in accrued interest                    (35,827)          (36,315)
                                           -------------         -----------
 Net cash provided by investing activities   (4,141,392)          (76,229)
                                           -------------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                      31,303            74,308
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  362,135           254,189
                                               ---------         ---------

CASH AND CASH EQUIVALENT, END OF PERIOD        $393,438          $328,497
                                              =========          =========

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 1997 the Partnership owned one property. The Chimney Square Apartment community aggregate approximately 126,554 net rentable square feet. he Shorewood Apartments consisting of 124,194 net rentable square feet and located in Mecklenburg County, North Carolina was sold in January, 1997. The Shopping Center, Lancaster Place consists of approximately 53,860 net rentable square feet. was sold in 1996. The occupancy of Chimney square was 89% as of June 30 1997 compared to 93% June 30, 1996.

FIRST SIX MONTHS 1997 COMPARED TO FIRST SIX MONTHS 1996

Revenue from property operations decreased $399,965 or 47.89%, for the first six months of 1997, as compared to the 1996 the first six months. The decrease in Rental income of $405,924 or 49.62% is primarily due the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components:

                            Increase
                           (Decrease)
                      ----------------------
Rental  Income        $(405,924)      49.62%
Other  Income             5,959       34.72%
                       ---------    --------
                      $(399,965)      47.89%
                      ==========    ========

  Property operating expenses decreased $468,091 or 48.54%, for the six months of 1997, as compared to the same period in 1996, primarily due to the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components by category:


                                          Increase
                                         (Decrease)
                                  ------------------------
Salaries & wages                  $(29,285)         36.38%
Maintenance & repairs              (56,690)         52.66%
Utilities                          (14,498)         39.12%
Real estate taxes                  (33,414)         46.41%
General administrative             (14,946)         35.46%
Contract services                  (13,449)         36.07%
Insurance                           (3,992)         22.41%
Interest                          (141,349)         47.62%
Depreciation and amortization     (138,000)         62.73%
Property management fees           (20,468)         49.69%
                                 ----------         ------
Net Increase (Decrease)          $(466,091)         48.54%
                                 ==========         ======

SECOND  QUARTER 1997 COMPARED TO SECOND QUARTER 1996
----------------------------------------------------
Revenue from property operations decreased $216,321 or 52.45%, for the second quarter of 1997, as compared to the 1996 second quarter. The decrease in rental income of $221,473 or 55.15% is primarily due the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components:

                     Increase       Percent
                    (Decrease)      Change
                  -------------   ------------

Rental income      $(221,473)        55.15%
Other property         5,152         47.54%
                   ----------      -----------
                   $(216,321)        52.45%
                  ============    =============

Property operating expenses decreased $294,406 or 60.03%, for the second quarter of 1997, as compared to the same period in 1996, primarily due to the sale of the shopping center located in Lancaster Texas and Shorewood
 Apartments, an apartment complex located in Charlotte, North Carolina.
       The following table illustrates the components by category:

                           Increase       Percent
                          (Decrease)      Change
                       --------------   ------------


Salaries & wages          $(21,412)        50.07%
Maintenance & repairs      (49,695)        74.95%
Utilities                   (8,622)        54.61%
Real estate taxes          (18,600)        51.67%
General administrative     (12,917)        56.87%
Contract services           (5,799)        34.45%
Insurance                     (139)         1.58%
Interest                   (92,001)        62.06%
Depreciation and           (75,000)        68.18%
 amortization
Property management fees   (10,221)        52.93%
                         ------------   -------------
Net Increase (Decrease)   (294,406)        60.03%
                        =============   ==============

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

As of June 30, 1997, the Partnership had $393438 in cash and cash equivalents as compared to $362,135 as of December 31 1996. The net increase in cash of $31,303 is principally due to funds from the sale of Lancaster shopping center and Shorewood Apartments.

The property is encumbered by non-recourse mortgage as of June 30, 1997, with an interest rate of 9.325%.

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

Item 1.             Legal Proceedings
                    See Part I Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.


Item 2.             Changes in Securities.
                    None

Item 3.             Defaults upon Senior Securities
                    None

Item 4.             Submission of Matter to a Vote of Security Holders.
                    None

Item 5.             Other Information.
                    None

Item 6.             Exhibits and Reports on Form 8-K.

(A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:


  Exhibit Designation                    Document Description
  --------------------                   ---------------------

                                         Limited Partnership Agreement
                                         incorporated by reference to
                                         Registration Statement No.2-90654
                                         effective July 6,1984.


                                         Limited Partnership Agreement
                                         incorporated by reference to
                                         Registration Statement No.2-90654
                                         effective July 6,1984.


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


                         AMRECORP REALTY FUND II
                       a Texas limited partnership



                         By:/s/ Robert J. Werra
                            --------------------
                            Robert J. Werra,
                             General Partner




Date:August 11,1997
    ---------------