Form 10-Q
period 1997-09-30
AMRECORP REALTY FUND II
filed 1997-10-20
CIK 745061

10




                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549
                        ---------------------

                              FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934
              --------------------------------------------
    For Quarter Ended September 30, 1997  Commission file number 2-90654


                       AMRECORP REALTY FUND II

        (Exact name of registrant as specified in its charter)

                 TEXAS                     75-1956009
                -------                    -----------
    (State or other jurisdiction of      (IRS Employer
     incorporation or organization       Identification Number)

                    6210 Campbell Road Suite 140
                         Dallas, Texas  75248
                   --------------------------------

              (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.
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

                         Yes:  Y        No:
                             -----         ------

                 REGISTRANT IS A LIMITED PARTNERSHIP

                           TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of September 30, 1997 and
    December 31, 1996                                                 Page 3

     Consolidated Statements of Operations for the Three and Six
     Months Ended September 30, 1997 and 1996                         Page 4

     Consolidated Statements of Cash Flows for the Nine months Ended
     September 30, 1997and 1996                                       Page  5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                              Page  6

         Liquidity and Capital Resources                              Page 7

         Other Information                                            Page 8

         Signatures                                                   Page 9

The statements, insofar as they relate to the period subsequent to December 31, 1996 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements
     ---------------------------------

                       AMRECORP REALTY FUND II
                Condensed Consolidated Balance Sheets

                 September 30,           December 31,
                     1997                    1996
                  (Unaudited)

ASSETS

Real Estate assets, at cost                  $580,045      $580,045
Land                                        4,547,323     4,547,323
Buildings and improvements                  5,127,368     5,127,368
     Less: Accumulated depreciation        (2,473,376)   (2,350,376)
Real estate, net                            2,653,992     2,776,992
Investments in Real Estate Held for sale                  2,862,244
Cash including cash investments               466,675       362,135
Escrow deposits                               180,318       166,070
Deferred Costs and Fees                        50,746        86,057
Other assets                                   12,139        17,866
                                             ---------   ----------
         Total assets                        $3,363,87    $6,271,364
                                             =========== ============


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES:
Mortgage and notes payable                   $2,401,850   $5,054,073
Payable to Affiliates                               446        6,854
Interest payable                                      0       35,827
Real estate taxes payable                        52,200            0
Security deposits                                17,648       40,002
Accounts payable and accrued expenses            44,809      103,019
                                            ------------  -----------

     Total liabilities                        2,516,953    5,239,775
PARTNERS CAPITAL (DEFICIT):
Limited Partners                                936,785    1,134,154
General Partners                                (89,868)    (102,565)

Total Partners Capital (Deficit)                 846,917    1,031,589
                                                ---------  -----------

Total Liability and Partners Equity           $3,363,870   $6,271,364
                                             ============  ===========


      See notes to Condensed Consolidated Financial Statements



                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)

                            Three Months Ended       Nine Months Ended
                                September 30,          September 30,
                           --------------------     --------------------
REVENUES                      1997        1996        1997         1996
                              ----        ----        ----         ----

         Rental income              $190,645  $402,441  $602,711  $1,220,431
         Other property                4,117    19,368    27,240      36,532
                                    --------  --------  --------  ----------
         Total revenues              194,762   421,809   629,951   1,256,963

EXPENSES
         Salaries & wages             14,071    41,260    65,279     121,753
         Maintenance & repairs         9,185    55,438    60,142     163,082
         Utilities                     8,196    18,518    30,763      55,584
         Real estate taxes            17,400    35,382    55,986     107,382
         General administrative       12,860    20,324    40,064      62,474
         Contract services            10,613    17,082    34,454      54,372
         Insurance                     5,237     7,637    19,055      25,447
         Interest                     56,058   131,474   211,551     428,316
         Depreciation and             41,000    90,000   123,000     310,000
         amortization
         Property management fees      9,667    18,785    30,388      59,976
         Amortization ofdeferred       1,711     3,452     5,712      11,105
         and fees                     -------  -------   -------     -------

         Total expenses               185,998  439,352   676,394    1,399,491
                                     -------- --------- --------   ----------
NET INCOME BEFORE EXTRAORDINARY         8,764  (17,543) ($46,443)    (142,528)
ITEM

         Gain on Sale of Property     22,649  1,687,725  1,316,171  1,687,725
                                     -------  ---------  ---------  ---------

NET INCOME (LOSS)                  $31,413 $1,670,182 $1,269,728  $1,545,197
                                    ======= ========= ==========  ==========
NET INCOME PER SHARE                $ 2.16  $  114.84 $    87.30   $  106.24
                                    =======  ========   ========    ========



        See Notes to Condensed Consolidated Financial Statements






                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows


                                                       Nine Months Ended
                                                         September 30,
                                                        1997       1996
                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                   $1,269,728    $1,545,197
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                          123,000    (1,000,847)
Gain on Sale of Asset                               (1,293,5522)   1,949,685
Net Effect of changes in operating Accounts
Escrow deposits                                         (14,248)     (39,852)
Deferred Costs                                           35,311        8,992
Accrued real estate taxes                                52,200       82,800
Security deposits                                       (22,354)      (7,312)
Accounts payable                                        (58,210)     (38,314)
Other assets                                              5,727        4,794
                                                       ---------    --------
Net cash used by operating activities                    97,632    2,505,143

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset                            4,155,766           0
                                                       ---------    ---------
Net cash provided by operating activities              4,155,766           0
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                 (2,652,223)   (1,505,704)
Distribution to Limited Partners                    (1,454,400)            0
Proceeds from amounts due affiliates                    (6,408)        5,352
Increase in accrued interest                           (35,827)     (233,648)
                                                     ---------      ---------
Net cash provided by investing activities           (4,148,858)   (1,734,000)

NET INCREASE (DECREASE) IN CASH AND CASH               104,540       771,143
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         362,135       254,189
                                                       --------     --------
CASH AND CASH EQUIVALENT, END OF PERIOD               $466,675    $1,025,332
                                                      =========   ==========


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------------------------------------------------------------------------
FINANCIAL CONDITION
-------------------
Results of Operations

At September 30, 1997 the Partnership owned one property. The Chimney Square Apartment community aggregate approximately 126,554 net rentable square feet. The Shorewood Apartments consisting of 124,194 net rentable square feet located in Mecklenburg County, North Carolina was sold in January, 1997. The Shopping Center, Lancaster Place consists of approximately 53,860 net rentable square feet. was sold in 1996.

The occupancy of Chimney square was 96% as of September 30 1997 compared to 100% September 30, 1996.

FIRST NINE MONTHS 1997 COMPARED TO FIRST NINE MONTHS 1996

Revenue from property operations decreased $627,012 or 49.88%, for the first nine months of 1997, as compared to the 1996 the first nine months. The decrease in Rental income of $617,720 or 50.61% is primarily due the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in
Charlotte, North Carolina.   The following table illustrates the
components:
                          Increase            Per Cent
                         (Decrease)            Change
                        -----------          -----------

Rental income             $(617,720)           50.61%
Other property               (9,292)           25.44%
                         ------------        ------------
                          $(627,012)           49.88%
                         ===========          ===========


  Property operating expenses decreased $717,704 or 51.28%, for the nine months of 1997, as compared to the same period in 1996,primarily due to the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte,
  North Carolina.  The following table illustrates the components by category:
                                       Increase               Per Cent
                                       (Decrease)              Change
                                       -----------          -----------

Salaries & wages                         $(56,474)               46.38%
Maintenance & repairs                    (102,940)               63.12%
Utilities                                 (24,821)               44.65%
Real estate taxes                         (51,396)               47.86%
General administrative                    (22,410)               35.87%
Contract services                         (19,918)               36.63%
Insurance                                  (6,392)               25.12%
Interest                                 (216,765)               50.61%
Depreciation and amortization            (187,000)               60.32%
Property management fees                  (29,588)               49.33%
                                       -----------             ---------
Net Increase (Decrease)                 $(717,704)               51.28%
                                        ==========            ==========


THIRD  QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Revenue from property operations decreased $227,047 or 53.83%, for the second quarter of 1997, as compared to the 1996 second quarter. The decrease in rental income of $211,796 or 52.63% is primarily due the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte,
North Carolina.   The following table illustrates the components:
                                 Increase         Per Cent
                                (Decrease)         Change
                               -----------      ----------
Rental income                   $(211,796)         52.63%
Other property                    (15,251)         78.74%
                                ----------        ---------
                                $(227,047)         53.83%
                               ============      ===========

  Property operating expenses decreased $251,613 or 57.27%, for the second quarter of 1997, as compared to the same period in 1996, primarily due to the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components by category:

                                    Increase           Per Cent
                                   (Decrease)          Change
                                  -----------       -------------
Salaries & wages                    $(27,189)            65.90%
Maintenance & repairs                (46,253)            83.43%
Utilities                            (10,322)            55.74%
Real estate taxes                    (17,982)            50.82%
General administrative                (7,464)            36.73%
Contract services                     (6,469)            37.87%
Insurance                             (2,400)            31.43%
Interest                             (75,416)            57.36%
Depreciation and amortization        (49,000)            54.44%
Property management fees              (9,118)            48.54%
                                    ----------       -----------
Net Increase (Decrease)            $(251,613)            57.27%
                                   ===========       =============


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

As of September 30, 1997, the Partnership had $466,675 in cash and cash equivalents as compared to $362,135 as of December 31 1996. The net increase in cash of $104,540 is principally due to funds from the sale of Lancaster shopping center and Shorewood Apartments.

The property, Chimney Square, is encumbered by non-recourse mortgage as of September 30, 1997, with an interest rate of 9.325%.

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

Item 4.                  Submission of Matter to a Vote of Security
Holders.
                         None

Item 5.                  Other Information.
                         None

Item 6.                  Exhibits and Reports on Form 8-K.

                         (A) The following documents are filed herewith or incorporated herein by reference as indicated as
                         Exhibits:



Exhibit Designation                     Document Description
                                        ---------------------
                                   Limited Partnership Agreement
                              incorporated by reference to Registration
                              Statement No. 2-90654 effective July 6, 1984.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              --------------------
                              Robert J. Werra,
                              General Partner






     Date:     October 17, 1997