Form 10-K
period 1997-12-31
AMRECORP REALTY FUND II
filed 1998-04-01
CIK 745061

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K
                           ANNUAL REPORT

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934        (No Fee Required)

            For the Fiscal year ended December 31, 1997
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934        (No Fee Required)

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
(Address of Principal Executive Offices)               (Zip Code)
Registrant's Telephone Number, Including area code   (972)38O-8OOO

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any Amendment to the Form 10-k. __________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 9O days.
                        Yes   X    No


                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of
December 31, 1997, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,968 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-9O654) as amended.

The Partnership was organized to acquire a diversified portfolio of income-producing real properties, primarily apartments, as well as office buildings, industrial buildings, and other similar properties. The Partnership intends to continue until December 31, 2014 unless terminated by an earlier sale of its Properties.

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

The Partnership competes in the residential and commercial rental markets. The General Partner prepared market analyses for the property areas and determined these areas contain other like properties which may be considered competitive on the basis of location, amenities and rental rates.

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

Competition and Other Factors

The majority of the Properties' leases are of six to twelve month terms. Accordingly, operating income is highly susceptible to varying market conditions. Occupancy and local market rents are driven by general market conditions which include job creation, new construction of single and multi-family projects, and demolition and other reduction in net supply of apartment units.

On the property owned at December 31, 1997, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 1997 the Partnership owned one property, Chimney
Square Apartments. Prior to the disposal during January 1997 and August 1996 the Partnership also owned two other properties, as indicated below:

  Name and Location     General Description of the Property
Chimney Square          A fee simple interest in seventeen
Apartments              two-story residential buildings
                        located in Abilene, Texas purchased
                        in 1984, containing approximately
                        126,554 net rentable square feet on
                        approximately 7.18 acres of land.
                        The community consists of 128
                        apartment units and twenty four
                        townhouse units.

Shorewood  Apartments   A fee simple interest in a 96 unit
(sold January 1997)     apartment community located in
                        Mecklenburg County, North Carolina,
                        purchased in 1985 and containing
                        approximately 124,194 net rentable
                        square feet on 10.058 acres of land.
                        In January 1997, the Partnership
                        sold this apartment community.

Lancaster Place (sold   A fee simple interest in a
August 1996)            neighborhood shopping center located
                        in Lancaster Texas purchased in 1984
                        containing 53,860 square feet on
                        approximately 7.89 acres of land
                        with paved surface parking for 372
                        cars.  The shopping center was sold
                        in August of 1996.

                          Occupancy Rates

                             Per cent



                       1993    1994    1995    1996   1997
Lancaster Shopping    80.00%  90.00%  89.00%    NA     NA
Center
Chimney Square        98.90%  96.50%  90.90%  95.60%  90.6%
Shorewood Apartments  95.10%  96.50%  94.90%  94.00%   NA


The property is encumbered by a non-recourse mortgage payable. For information regarding the encumbrances to which the property is subject and the status of the related mortgage loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note 4 to the Financial Statements and
Schedule Index contained in Item 8.


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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1997 there were approximately 1,968 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis. In 1997 the Partnership distributed $100 per $1000 unit due to the sale of
Shorewood Apartments.   In 1996 the Partnership distributed $50 per
$1000 unit due to the sale of Lancaster Place.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:


   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100

Item 6.  Selected Financial Data

The following table sets forth selected financial data regarding the Partnership's results of operations and financial position as of the dates indicated. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 hereof and the Financial Statements and notes thereto contained in Item 8.

                       Year Ended December 31
          (in thousands except unit and per unit amounts)

                              1997    1996    1995    1994   1993

Limited Partner Units        14,544  14,544  14,544  14,544  14,544
Outstanding

Statement of Operations
      Total Revenues          $2,122  $1,658  $1,629  $1,569  $1,533
  Net Income (Loss) before     1,266   (135)   (672)   (252)   (526)
    extraordinary items
  Extraordinary Item -Gain         0   1,377       0       0       0
    on debt forgiveness (a)
  Extraordinary Item-loss on       0       0       0    (53)       0
    extinguishment of debt
  Net Income (Loss)            1,266   1,241   (672)   (305)   (526)
  Limited Partner Net Income   86.17   84.51 (45.74) (20.78) (35.82)
    (Loss) per Unit - Basic
Cash Distributions to Limited    100      50       0       0       0
Limited Partners per Unit -
Basic

Balance Sheet:
    Real Estate, net (b)      $2,602  $2,777  $6,971  $7,633  $7,967

    Real Estate assets held        0   2,862       0       0       0
      for sale, Net
    Total Assets               3,408   6,271   7,499   7,753   8,111
    Mortgages and Notes        2,397   5,054   6,571   6,204   6,223
      Payable
    Partner's Equity             843   1,032   517     1,189   1,494

(a) In connection with the sale of the commercial property located in Lancaster, Texas, the general partner relieved the Partnership of its obligation to repay the mortgage note, resulting in gain on forgiveness of debt.
(b) On August 23, 1996 the Partnership disposed of its shopping center located in Lancaster, Texas. The shopping center had accounted for $158,001, $230,651, $221,713, and $222,178 of revenues for the years ended December 31, 1996, 1995, 1994, and 1993. Additionally in January 1997 the Partnership disposed of its apartment complex in North Carolina. This apartment complex had accounted for $61,408, $708,624, $671,691, $656,990, and $630,123
    of revenues for the years ended December 31, 1997, 1996, 1995, 1994, and 1993

Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information" .

Results of Operations: 1997 VERSUS 1996 -

Revenue from Property Operations increased $464,318 or 28.01% as compared to 1996, due to the sale of Shorewood Apartments. Rental revenue at the Partnerships apartment communities decreased by $805,303 which was primarily the result of the sale of Shorewood Apartments. The Partnerships' sole asset at December 31, 1997 saw revenue decrease $30,609 or 4.02% due to lower occupancy. Additionally interest income increased $11,959 due to additional funds available for investment. Other income for 1997 decreased $29,729 primarily due to the aforementioned property sale. The following table illustrates the increases or (decreases):

                             Increase/
                            (Decrease)

Rental income               $(805,303)
Interest                        11,959
Gain On sale                 1,287,391
Other                         (29,729)

Net Increase                  $464,318


Property operating expenses for 1997 decreased $937,056 from 1996 or 52.25%. Expenses decreased primarily due to the sale of Shorewood Apartments. Chimney Square Apartments, the sole asset as of December 31, 1997, saw its operating expenses increase $3,227 or 1.16%. The following table illustrates the increases or (decreases):


                             Increase/
                            (Decrease)

Repairs and Maintenance     $(124,699)
Real estate taxes             (54,746)
General & Administrative      (36,217)
Administrative                 (3,512)
Utilities                     (34,468)
Payroll                       (87,324)
Interest                     (292,933)
Loss on Sale ofProperty       (10,177)
Depreciation and             (251,143)
  amortization
Property management fees      (41,837)

Net  Decrease               $(937,056)

Results of Operations: 1996 VERSUS 1995 -

Revenue from Property Operations increased $29,295 or 1.80% as compared to 1995, due to an increase in rental revenues of $12,075. Rental revenue at the Partnerships apartment communities increased by $85,755 which was primarily the result of increases in rents resulting from improvements in the apartment rental markets. These increases were partially offset by a reduction in rental revenue on Lancaster of $73,680. The Partnership disposed of its investment in Lancaster in August of 1996, thus only eight months of rental revenues were recognized. Additionally interest income increased $9,884 due to additional funds available for investment and other income for 1996 increased $7,336 primarily due to the aforementioned increase in occupancy. The following table illustrates the increases:

                         Increase

Rental income             $12,075
Interest                    9,884
Other                       7,336

Net Increase              $29,295


Property operating expenses for 1996 decreased $507,276 from 1995 or 22.05%. Property operating expenses mainly decreased due to the $341,162 impairment loss recorded in 1995 to lower the carrying value of the partnership's investment in its shopping center
located in Lancaster, Texas to its estimated fair value.   Property
operating expenses at the Partnerships' apartment communities also decreased by $71,569 due to one time painting and parking lot repairs to facilitate the sale of Shorewood Apartments which occurred in 1997. The remaining decrease of $94,545 in property operating expenses is due to the sale of Lancaster Shopping Center. The following table illustrates the increases or (decreases):


                                    Increase
                                   (Decrease)

Repairs and                         $(78,322)
Maintenance
Real estate taxes                       (480)
General & Administrative             (18,146)
Administrative  Service fees          (1,000)

Utilities                            (18,329)
Payroll                                 (440)
Interest                             (51,500)
Loss on Sale ofProperty               10,177

Depreciation and                      (6,362)
amortization
Loss on Impairment                  (341,162)
Property management fees              (1,712)

Net Decrease                       $(507,276)

Gain on debt forgiveness for 1996 was $1,376,916 due to the General Partner relieving the Partnership of its obligations to repay the mortgage note related to the commercial property located in Lancaster, Texas and disposed of in August of 1996.

Liquidity and Capital Resources

While it is the General Partners primary intention to operate and manage the remaining real estate investment, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if this asset should be considered for disposal.

In 1996 the Partnership sold its investment in the shopping center located in Lancaster, Texas , recognizing a loss of $10,177. Shorewood Apartments, an apartment complex located in Charlotte, North Carolina was sold in January 1997. Net gain from the sale was $1,287,391.

As of December 31, 1997, the Partnership had $593,721 in cash and cash equivalents as compared to $362,135 as of December 31, 1996. The net increase in cash of $231,586 is principally due to funds provided from sale proceeds from the sale of the Shorewood
Apartments.

The remaining property is encumbered by this nonrecourse mortgage as of December 31, 1997, with an interest rate of 9.325%. Required principal payments on this mortgage note for the five years ended December 31, 2002, are $33,813, $37,105, $40,717, $40,826 and
$48,654 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the properties.

   Year 2000

The partnership anticipates that it will not incur any costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

Risk Associated with Forward-Looking Statements Included in this
Form 10-K

This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to capital expenditures and rehabilitation costs on the Properties. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

ITEM 8 - FINANCIAL STATEMENTS AND SCHEDULE
INDEX


                                                               Page

INDEPENDENT AUDITORS' REPORT                                    1

BALANCE SHEETS                                                  2

STATEMENTS OF OPERATIONS                                        3

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)                        4

STATEMENTS OF CASH FLOWS                                        5

NOTES TO FINANCIAL STATEMENTS                                  6-10

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION       11-12

INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners
Amrecorp Realty Fund II
Dallas, Texas

We have audited the accompanying balance sheets of Amrecorp Realty Fund II (a Texas limited partnership) (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

/S/ DELOITTE & TOUCHE LLP


Dallas, Texas
February 23, 1998

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 1997 AND 1996


ASSETS                                         1997       1996

INVESTMENTS IN REAL ESTATE, AT COST:
   Land                                      $580,045    $580,045
   Buildings, improvements and              4,560,894   4,547,323
     furniture and fixtures
                                            5,140,939   5,127,368

   Less accumulated depreciation           (2,539,125) (2,350,376)

                                             2,601,814   2,776,992

INVESTMENTS IN REAL ESTATE ASSETS HELD                   2,862,244
FOR SALE, NET

CASH AND CASH EQUIVALENTS                      593,721     362,135

DEFERRED COSTS                                  49,036      86,057

ESCROW DEPOSITS                                154,681     166,070

OTHER ASSETS                                     8,796      17,866

TOTAL                                       $3,408,048  $6,271,364


LIABILITIES AND PARTNERS' EQUITY

MORTGAGES AND NOTES PAYABLE                 $2,396,692  $5,054,073

ACCOUNTS PAYABLE AND ACCRUED EXPENSES           96,605     103,019

DUE TO AFFILIATES                                8,774       6,854

ACCRUED INTEREST PAYABLE                        18,624      35,827

DISTRIBUTIONS PAYABLE                           27,420

SECURITY DEPOSITS                               16,800      40,002

                                             2,564,915   5,239,775


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY                               843,133   1,031,589

TOTAL                                       $3,408,048  $6,271,364


See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                       1997        1996         1995

INCOME:
   Rentals                         $792,138 $1,597,441 $1,585,366
   Gain on sale of property       1,287,391
   Other                              9,527     39,256     29,372
   Interest                          33,167     21,208     13,872

        Total income              2,122,223  1,657,905  1,628,610

OPERATING EXPENSES:
   Repairs and maintenance          100,199    224,898    303,220
   Real estate taxes                 80,876    135,622    136,102
   General and administrative        73,097    109,314    127,460
   Administrative services fees to    5,664      9,176     10,176
affiliate
   Utilities                         37,521     71,989     90,318
   Payroll                           79,383    166,707    167,147
   Interest                         243,185    536,118    587,618
   Loss on sale of property            -        10,177       -
   Depreciation and amortization    196,171    447,314    453,676
   Loss on impairment                  -          -       341,162
   Property management fee to        40,183     82,020     83,732
affiliate

Total operating expenses            856,279  1,793,335  2,300,611

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM             1,265,944   (135,430)  (672,001)

EXTRAORDINARY ITEM-
Gain on debt forgiveness              -       1,376,916       -


NET INCOME (LOSS)                $1,265,944  $1,241,486 $(672,001)

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT - Basic:
   Net income (loss) before        $  86.17    $  (9.22)  $ (45.74)
     extraordinary item
   Gain on debt forgiveness             -          93.73       -

NET INCOME (LOSS) PER UNIT-Basic   $  86.17     $  84.51  $ (45.74)

LIMITED PARTNERSHIP UNITS
   OUTSTANDING - Basic               14,544       14,544    14,544


See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                  General      Limited
                                  Partner      Partners      Total

BALANCE, JANUARY 1, 1995        $(108,260)  $ 1,297,564  $ 1,189,304

   Net loss                        (6,720)     (665,281)    (672,001)

BALANCE, DECEMBER 31, 1995       (114,980)      632,283      517,303

   Distributions                     -         (727,200)    (727,200)

   Net income                      12,415     1,229,071    1,241,486

BALANCE, DECEMBER 31, 1996       (102,565)    1,134,154    1,031,589

   Distributions                     -       (1,454,400)  (1,454,400)

   Net income                      12,659     1,253,285    1,265,944

BALANCE, DECEMBER 31, 1997       $(89,906)     $933,039     $843,133


See notes to financial statements.

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997        1996        1995

CASH FLOWS FROM OPERATING
ACTIVITIES:
   Net income (loss)              $1,265,944   $1,241,486   $(672,001)
   Adjustments to reconcile
net income (loss) to net cash
      provided by operations:
      Gain on sale of assets      (1,287,391)       -            -
      Loss on sale of assets           -           10,177        -
      Gain on debt forgiveness         -       (1,376,916)       -
      Depreciation and amortization  196,171      447,314     453,676
      Loss on impairment               -            -         341,162
      Changes in assets and            -            -            -
liabilities:
         Escrow deposits                 221        5,716     (70,900)
         Deferred costs               29,599        -         (43,421)
         Other assets                  9,070       12,149       6,733
         Accrued interest payable    (17,203)       3,446      (1,513)
         Security deposits           (23,202)      (3,776)      2,535
         Accounts payable and         (6,414)     (25,734)     48,971
accrued expenses
         Due to affiliates             1,920        2,475       1,096

                                  (1,097,229)    (925,149)    738,339

            Net cash provided byoperating activities
                                     168,715      316,337      66,338



CASH FLOWS FROM INVESTING ACTIVITIES:
   Investments in real estate        (13,571)     (61,073)   (120,695)
   Proceeds from sale of assets, net
                                   4,149,635      949,649        -
   Deposits to reserve for replacements
                                     (35,366)     (34,997)    (76,839)
   Disbursements from reserve for replacements
                                      46,534        6,628      17,525

            Net cash provided by (used in) investing activities
                                   4,147,232      860,207    (180,009)


CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgages and notes payable
                                  (2,657,381)    (341,398) (2,107,620)
   Additions to mortgages and notes payable
                                       -             -      2,475,000
   Distributions
                                  (1,454,400)    (727,200)      -
   Distributions payable              27,420         -          -

           Net cash provided by (used in) financing activities
                                  (4,084,361)  (1,068,598)    367,380


NET INCREASE IN CASH
  AND CASH EQUIVALENTS               231,586      107,946     253,709

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                    362,135      254,189         480

CASH AND CASH EQUIVALENTS,
END OF YEAR                         $593,721     $362,135  $  254,189

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year
   for interest                  $   260,388     $532,672   $ 589,131


See notes to financial statements.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

   Income Taxes - No provision has been made for income taxes since these taxes are the responsibility of the individual partners.
   For tax purposes, the basis of the Partnership assets is $3,746,317 at December 31, 1997.

   Cash and Cash Equivalents - For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Univesco Inc. ("Univesco"), an affiliate of general partner, Robert J. Werra, and the management agent, maintains a single controlled disbursement account for all properties managed by Univesco. Funds are transferred at the time of cash disbursements from the project's operating account to the controlled disbursement account to reimburse checks issued.

   Computation of Earnings per Unit - The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income
   (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution would be computed by dividing net income
   (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The Partnership has no equivalent units outstanding for any period presented.

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

   Other - SFAS No. 130, "Reporting on Comprehensive Income," was issued in June 1997 and establishes standards for reporting and presenting comprehensive income in financial statements. It is effective for periods beginning after December 15, 1997, and will be adopted by the Partnership effective January 1, 1998. The Partnership anticipates the adoption of SFAS No. 130 will not have any impact on its current disclosures.

   Also issued in June 1997 was SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. SFAS No. 131 may require additional disclosure by the Partnership and will be effective for the Partnership beginning January 1, 1998.

   SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued in February 1998 and revises disclosures about pension and other postretirement benefit plans. It is effective for periods beginning after December 15, 1997, and will be adopted by the Partnership effective January 1, 1998. As the Partnership does not have any such benefit plans, the adoption will not have any impact on its current disclosures.

2. PARTNERSHIP

   General - The Partnership was formed on April 16, 1984, under the Texas Uniform Limited Partnership Act, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. During 1997, the Partnership owned and operated one apartment complex located in Abilene, Texas. During the two years ended December 31, 1996, the Partnership owned and operated two apartment complexes located in Abilene, Texas, and Charlotte, North Carolina, and a commercial shopping center located in Lancaster, Texas. In 1996, the Partnership sold the commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997, the Partnership sold the apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391. This property was considered held for sale at December 31, 1996. The Partnership will terminate by December 31, 2014, although this date can be extended if certain events occur.

   The general partner is Mr. Robert J. Werra.  An aggregate of
   25,000 units at $1,000 per unit are authorized of which 14,544 were issued and outstanding during the three years ended
   December 31, 1997. Under the terms of the offering, no additional units will be offered.

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

3. DEFERRED COSTS

   Deferred costs at December 31, 1997 and 1996, consist of the following:

                                                1997     1996

    Loan fees                                 $87,573  $117,172

    Less accumulated amortization             (38,537)  (31,115)

                                              $49,036   $86,057

4. MORTGAGES AND NOTES PAYABLE

   Mortgages and notes payable at December 31, 1997 and 1996, consist of the following:

                                               1997          1996

    9.325% mortgage note, payable in
    monthly principal and interest
    installments of $21,324 through
    March 2005, at which time a lump-sum
    payment of approximately $2,089,000
    is due.  This mortgage note is
    secured by real estate assets with
    a net book value of approximately
    $2,777,000                              $2,396,692      $2,427,506


    7.75% mortgage note, which required
    monthly principal and interest
    installments of $20,583.  This
    mortgage note was repaid with proceeds
    from the sale of the apartment complex
    located in Charlotte, North Carolina         -           2,626,567

                                            $2,396,692      $5,054,073


   The following sets forth the required principal payments due under the Partnership's mortgages and notes payable for the next five years. Annual principal payments as of December 31, 1997, are as follows:

    1998                                                $ 33,813
    1999                                                  37,105
    2000                                                  40,717
    2001                                                  40,826
    2002                                                  48,654
    Thereafter                                          2,195,577

5. RELATED PARTY TRANSACTIONS

   The partnership agreement specifies certain fees to be paid to the general partner or his designee. The following fees were paid to the general partner or his designee during 1997, 1996 and 1995:

                                        1997      1996      1995

    Property management fees         $40,183   $82,020   $83,732
    Administrative services            5,664     9,176    10,176

   Univesco receives an ongoing property management fee generally payable at 5% of the Partnership's gross receipts for residential properties.

   The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership. No such fees were paid to Univesco in connection with the 1996 and 1997 disposals.

   During 1996, in connection with the sale of the commercial property located in Lancaster, Texas, the general partner relieved the Partnership of its obligation to repay the mortgage note, resulting in a gain on forgiveness of debt of $1,376,916, which included $201,267 in accrued interest.

6. RECONCILIATION OF BOOK TO TAXABLE INCOME (UNAUDITED)

   If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principles, excess revenues over expenses for 1997 would have been as follows:

    Net income per accompanying financial statements        $1,265,944
    Add back book basis depreciation expense using
    straight-line method                                       188,749
    Add back gain on disposition of property - tax           2,158,157
    Deduct income tax basis depreciation expense using
    ACRS method                                               (247,335)
    Deduct gain on disposition of property - GAAP           (1,287,391)

    Excess revenues over expenses, accrual income tax
    basis                                                   $2,078,124

7. IMPAIRMENT AND DISPOSAL OF LANCASTER SHOPPING CENTER

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

8. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgment in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, short-term receivables, accounts payable and other liabilities.

   Management has reviewed the carrying values of its mortgages and notes payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their carrying value approximates their estimated fair values as of December 31, 1997 and 1996.

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

                              ******

AMRECORP REALTY FUND II
(A Texas Limited Partnership)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 1997


                               Initial Cost
                              to Partnership

                                           Buildings,
                                           Improvements,    Total Cost
                      Encum-               & Furniture      Subsequent to
Description           brances   Land       & fixtures       Acquistion

A 128-unit two stort
apartment community of
wooden frame construction
and a combination brick
veneer and wood siding
exterior located in
Abilene, Texas            (b)   $580,045   $4,341,569       $219,325



---------------------------------------------------------------------------

                               Gross  Amounts at  Which
                              Carried at Close of Period


             Buildings,
             Improvements,
             & Furniture                   Accumulated       Date of
Land         & Fixtures        Total       Depreciation      Construction
                              (c) (d)

                                                             Complete at
$580,045     $4,560,894       $5,140,939   $2,539,125        date acquired

-----------------------------------------------------------------------------



                     Life on Which
Date                 Depreciation
Acquired             is Computed


11/1/84                   (a)



See notes to Schedule III.

AMRECORP REALTY FUND II
(A TEXAS LIMITED PARTNERSHIP)

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION (CONTINUED) DECEMBER 31, 1997


NOTES TO SCHEDULE III:

(a)See Note 1 to financial statements outlining depreciation methods and lives.

(b)See description of mortgage payable in Note 4 to the financial statements.

(c)Reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 1997, 1996 and 1995.


                                                      Accumulated
                                     Investments      Estate
                                     in Real          Depreciation

    BALANCE, JANUARY 1, 1995         $12,426,156        $4,793,182

       Additions during the year:
          Additions                      120,695             -
          Depreciation expense             -               441,010
          Loss on impairment            (341,162)            -


    BALANCE, DECEMBER 31, 1995        12,205,689         5,234,192

       Additions during the year:
          Additions                       61,073             -
          Depreciation expense             -               433,508
          Sale of real estate         (2,290,847)       (1,331,021)


    BALANCE, DECEMBER 31, 1996         9,975,915         4,336,679

       Additions during the year:
          Additions                       13,571             -
          Depreciation expens              -               188,749
          Sale of real estate         (4,848,547)       (1,986,303)


    BALANCE, DECEMBER 31, 1997        $5,140,939        $2,539,125



(d)Aggregate cost for federal income tax purposes is $5,158,532.

Item 9.     Disagreements on Accounting and Financial Disclosure


The Registrant has not been involved in any disagreements on accounting and financial disclosure.



PART III


Item 10.  Directors and Executive Officers of the Partnership


The Partnership itself has no officers or directors.  Robert J.
Werra is the General Partner of the Partnership.

Robert J. Werra, 57, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

Item 11.  Management Remuneration and Transactions


As stated above, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of Partnership income and loss up to 15% of the net proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payments of a 6% Current Distribution Preference thereon).

Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to the properties actually managed of 5% of actual gross receipts from a property or an amount competitive in price or terms for comparable services available from a non-affiliated persons. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at page 17 "Allocation of Net Income and Losses and Cash Distributions" at pages 34-36 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on May 2, 1983.

     For the Fiscal year ended December 31, 1997, 1996 and 1995, property management fees earned totaled $40,183, $82,020 and $83,732, respectively. An additional administration service fee was paid to the general partner of $5,664, $9,176 and $10,176 for the years ended December 31, 1997, 1996 and 1995, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management


(a) No one owns of record, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b)By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of March 1, 1998.


                  Name of                   Amount & Nature
   Title          Beneficial                of Benefiacial     Percent
   of Class       Owner                     Ownership          of Interest

   Limited        Robert J. Werra           71 units           0.48%
   Partnership    6210 Campbell Rd. #140
   Interests      Dallas, Texas 75248


(c)There is no arrangement, known to the Partnership, which may, at a subsequent date, result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

As stated Item 11, the Partnership has no officers or directors. Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of Partnership income and loss up to 15% of the net proceeds received from sale or refinancing of Partnership properties (after return of Limited Partner capital contributions and payments of a 6% Current Distribution Preference thereon).

Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to the properties actually managed by the corporate general partner. For nonresidential properties (including all leasing and releasing fees and fees for leasing related services) the management fee is lessor of 6% of gross receipts from the Partnership from such properties or an amount which is competitive in price and terms with other non-affiliated persons rendering comparable services which would reasonably be made available to the Partnership. For residential properties ( including all leasing and releasing fees and fees for leasing related services), the lessor of 5% of gross receipts of the Partnership from such properties or an amount which is competitive in price or terms with other non-affiliated persons rendering comparable services which could reasonably be made available to the Partnership. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at page 17 "Allocation of Net Income and Losses and Cash Distributions" at pages 34-36 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on July 6,1984 and incorporated herein by reference.

See Note 5 to the Financial Statements for detailed information concerning fees paid to Univesco, Inc. (an affiliate of the General Partner).

PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 1997.

          None.

(C) Exhibits

     3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 2-90654 effective July 6, 1984.
     4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-90654 effective July 6, 1984.
     9.   Not Applicable
     10.  Not Applicable
     11.  Not Applicable
     12.  Not Applicable
     13.  Not Applicable
     18.  Not Applicable
     19.  Not Applicable
     22.  Not Applicable
     23.  Not Applicable
     24.  Not Applicable
     25. Power of Attorney, incorporated by reference to Registration Statement No. 2-90654 effective July 5, 1984.
     28.  None

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 AMERICAN REPUBLIC REALTY FUND II
                                 ROBERT J. WERRA, GENERAL PARTNER


                                 /s/ Robert J. Werra


                                 March 30, 1998