Form 10-Q
period 1998-03-31
AMRECORP REALTY FUND II
filed 1998-04-22
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1998   Commission file number 2-90654

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

    Consolidated Balance Sheet as of March 31, 1998 and
    December 31, 1997                                       Page 3

     Consolidated Statements of Operations for the Three Months
     Ended March 31, 1998 and 1997                          Page 4

     Consolidated Statements of Cash Flows for the Three months
     Ended March 31, 1998 and 1997                          Page 5



Item 2.  Results of Operations and Management's Discussion and
Analysis of
     Financial Condition                                    Page 6

     Liquidity and Capital Resources                        Page 7

     Other Information                                      Page 8

     Signatures                                             Page 9

The statements, insofar as they relate to the period subsequent to December 31, 1997 are Unaudited.



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                       AMRECORP REALTY FUND II
                Condensed Consolidated Balance Sheets

                                  March 31,   December 31,
                                    1998         1997
                                 (Unaudited)

ASSETS

Real Estate assets, at cost       $580,045      $580,045
Land                             4,560,894     4,560,894
Buildings and improvements       5,140,939     5,140,939
 Less: Accumulated depreciation (2,587,125)   (2,539,125)
                                 ---------     ---------
Real estate, net                 2,553,814     2,601,814


Cash including cash investments    599,729       593,721
Escrow deposits                    121,082       154,681
Deferred Costs and Fees             47,325        49,036
Other assets                         3,493         8,796
                                 ---------     ---------
            Total assets        $3,325,443    $3,408,048
                                 =========     =========


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable      $2,388,403    $2,396,692
Payable to Affiliates                1,015         8,774
Interest payable                         0        18,624
Real estate taxes payable           20,250             0
Security deposits                   16,950        16,800
Accounts payable and accrued        69,629       124,025
expenses                         ---------     ---------
       Total liabilities         2,593,548     2,564,915
                                 ---------     ---------
PARTNERS CAPITAL (DEFICIT):
Limited Partners                   919,241       933,039
General Partners                   (90,045)      (89,906)
                                 ---------      --------
Total Partners Capital (Deficit)   829,196       843,133
                                 ---------      --------

  Total Liability and Partners  $3,325,443    $3,408,048
      Equity
                                 =========     =========


      See notes to Condensed Consolidated Financial Statements



                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)
                                 Three Months Ended
                                     March 31,
REVENUES                          1998        1997

          Rental income         $182,932    $231,941
          Other property           7,802       7,133
                                 -------     -------
             Total revenues      190,734     239,074

EXPENSES
          Salaries & wages        12,893      29,853
          Maintenance & repairs   20,943      34,349
          Utilities                7,917      15,401
          Real estate taxes       20,250      21,186
          General                 12,678      17,407
          administrative
          Contract services       10,613      12,807
          Insurance                4,773       5,169
          Interest                55,682      99,253
          Depreciation and        48,000      47,000
          amortization
          Property management      9,211      11,632
          fees
          Amortization of          1,711       2,291
          deferred costs and
          fees
                                 -------     -------
             Total expenses      204,671     296,348
                                 -------     -------
      NET INCOME BEFORE         ($13,937)   ($57,274)
      EXTRAORDINARY ITEM

          GAIN ON SALE OF              0   1,293,522
          PROPERTY               -------   ---------
      NET INCOME (LOSS)         ($13,937) $1,236,248
                                 =======   =========


      NET INCOME PER SHARE       $ (0.96)   $  85.00
                                 =======    ========


      See Notes to Condensed Consolidated Financial Statements






                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows
                              Unaudited
                                             Three Months Ended
                                                  March 31,
                                              1998          1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                           ($13,937)     $1,236,248
Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Depreciation and amortization                 48,000          47,000
Gain on Sale of Asset                              0     ($1,293,522)
Net Effect of changes in operating accounts
Escrow deposits                               33,599          29,219
Deferred Costs                                 1,711          31,889
Accrued real estate taxes                     20,250          17,400
Security deposits                                150         (23,450)
Accounts payable                             (73,020)        (60,313)
Other assets                                   5,303           6,110
                                             -------       ---------
   Net cash used by operating activities      22,056          (9,419)
                                             -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset                        0       4,155,766
                                             -------       ---------
   Net cash used by operating activities           0       4,155,766
                                             -------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable           (8,289)     (2,636,580)
Repayments from amounts due affiliates        (7,759)              0
Proceeds from amounts due affiliates               0           1,472
Increase in accrued interest                       0         (35,827)
                                             -------       ---------
 Net cash provided by investing activities   (16,048)     (2,670,935)
                                             -------       ---------
NET INCREASE (DECREASE) IN CASH AND CASH       6,008       1,475,412
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF      593,721         362,135
PERIOD
                                             -------       ---------
CASH AND CASH EQUIVALENT, END OF PERIOD     $599,729      $1,837,547
                                             =======       =========


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



Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 1998 the Partnership owned one property. The Chimney
Square Apartment community aggregate approximately 126,554 net rentable square feet.

The occupancy of Chimney square was 89.1% as of March 31, 1998 compared to 92.0% March 31, 1997.

FIRST THREE MONTHS 1998 COMPARED TO FIRST THREE MONTHS 1997

Revenue from property operations decreased $48,340 or 20.22%, for the first three months of 1998, as compared to the 1997 the first three months. The decrease in Rental income of $49,009 or 21.13% is primarily due the sale of the Shorewood Apartments, an apartment
complex located in Charlotte, North Carolina.   The following table
illustrates the components:
                       Increase         Percent
                       (Decrease)        Change


Rental income          $(49,009)         21.13%
Other property              669           9.38%
                        -------          -----
                       $(48,340)         20.22%
                         ======          =====

Property operating expenses decreased $91,097 or 30.74%, for the three months of 1998, as compared to the same period in 1997, primarily due to the sale of the Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components by category:

                       Increase         Percent
                       (Decrease)        Change

Salaries & wages       $(16,960)         56.81%
Maintenance & repairs   (13,406)         39.03%
Utilities                (7,484)         48.59%
Real estate taxes          (936)          4.42%
General administrative   (4,729)         27.17%
Contract services        (2,194)         17.13%
Insurance                  (396)          7.66%
Interest                (43,571)         43.90%
Depreciation and          1,000           2.13%
amortization
Property management fees (2,421)         20.81%
                       --------          -----
Net Increase           $(91,097)         30.74%
(Decrease)
                       ========          =====


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

As of March 31, 1998, the Partnership had $599,729 in cash and cash equivalents as compared to $593,721 as of December 31 1997. The net increase in cash of $6,008 is principally due to cash flow from operations.

The property is encumbered by non-recourse mortgage as of March 31, 1998, with an interest rate of 9.325%.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 22, 1998

























XXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXXX
THIRD  QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Revenue from property operations decreased $227,047 or 53.83%, for the second quarter of 1997, as compared to the 1996 second quarter. The decrease in rental income of $211,796 or 52.63% is primarily due the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte,
North Carolina.   The following table illustrates the components:
                   Increase         Per
                                   Cent
                   (Decreas        Chang
                      e)             e

Rental income      (211,796         52.63
                         )             %
Other property     (15,251)         78.74
                                       %
                   (227,047         53.83
                         )             %

  Property operating expenses decreased $251,613 or 57.27%, for the second quarter of 1997, as compared to the same period in 1996, primarily due to the sale of the shopping center located in Lancaster Texas and Shorewood Apartments, an apartment complex located in Charlotte, North Carolina.  The following table illustrates the components by category:
                   Increase
                   (Decreas
                      e)

Salaries & wages   (27,189)         65.90
                                       %
Maintenance &      (46,253)         83.43
repairs                                %
Utilities          (10,322)         55.74
                                       %
Real estate taxes  (17,982)         50.82
                                       %
General            (7,464)         36.73
administrative                         %
Contract services  (6,469)         37.87
                                       %
Insurance          (2,400)         31.43
                                       %
Interest           (75,416)         57.36
                                       %
Depreciation and   (49,000)         54.44
amortization                           %
Property           (9,118)         48.54
management fees                        %
Net Increase       (251,613         57.27
(Decrease)               )             %