Form 10-Q
period 1998-06-30
AMRECORP REALTY FUND II
filed 1998-08-06
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1998    Commission file number 2-90654

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

                         Yes:__Y__        No:_____


                 REGISTRANT IS A LIMITED PARTNERSHIP


                    TABLE OF CONTENTS




Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Consolidated Balance Sheet as of June 30, 1998 and
    December 31, 1997                                                Page 3

     Consolidated Statements of Operations for the Three and Six
     Months ended June 30, 1998 and December 31,1997                 Page 4

     Consolidated Statements of Cash Flows for the Six months
      Ended June 30, 1998 and 1997                                   Page  5



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



PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                           AMRECORP REALTY FUND II
                    Condensed Consolidated Balance Sheets

                                       June 30,         December 31,
                                         1998               1997
                                     (Unaudited)

ASSETS

Real Estate assets, at cost                  $580,045          $580,045
Land                                        4,560,894         4,560,894
Buildings and improvements                  5,140,939         5,140,939
 Less: Accumulated depreciation            (2,635,125)       (2,539,125)
Real estate, net                            2,505,814         2,601,814
Investments in Real Estate Held for sale
Cash including cash investments               133,045           593,721
Escrow deposits                               142,588           154,681
Deferred Costs and Fees                        45,615            49,036
Other assets                                   12,216             8,796

            Total assets                   $2,839,278         3,408,048


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES:
Mortgage and notes payable                 $2,379,920        $2,396,692
Payable to Affiliates                               0             8,774
Interest payable                                    0            18,624
Real estate taxes payable                      40,461                 0
Security deposits                              17,518            16,800
Accounts payable and accrued                   76,019           124,025
expenses

       Total liabilities                    2,513,918         2,564,915
PARTNERS CAPITAL (DEFICIT):
Limited Partners                              415,353           933,039
General Partners                              (89,993)          (89,906)

Total Partners Capital (Deficit)              834,400           843,133


Total Liability and Partners Equity        $2,839,278        $3,408,048



      See notes to Condensed Consolidated Financial Statements



                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)


                              Three Months Ended      Six Months Ended
                                   June 30                June 30,
                                1998    1197           1998    1997

REVENUES

         Rental income              $189,531     $180,125  $372,463  $412,066
         Other property               18,325       15,990    26,127    23,123
            Total revenues           207,856      196,115   398,590   435,189

EXPENSES
         Salaries & wages              14,993       21,355    27,886   51,208
         Maintenance & repairs         17,787       16,608    38,730   50,957
         Utilities                      7,326        7,166    15,243   22,567
         Real estate taxes             20,250       17,400    40,500   38,586
         General administrative        12,975        9,797    25,653   27,204
         Contract services             10,426       11,034    21,039   23,841
         Insurance                      4,054        8,649     8,827   13,818
         Interest                      55,488       56,240   111,170  155,493
         Depreciation and amortization 48,000       35,000    96,000   82,000
         Property management fees       9,643        9,089    18,854   20,721
         Amortization of deferred       1,710        1,710     3,421    4,001
         costs and fees

            Total expenses            202,652      194,048   407,323  490,396

NET INCOME BEFORE EXTRAORDINARY ITEM   $5,204       $2,067   ($8,733) (55,207)


GAIN ON SALE OF PROPERTY                  0            0        0   1,293,522

  NET INCOME (LOSS)                   $5,204      $2,067  ($8,733) $1,238,315


  NET INCOME PER SHARE                $ 0.36     $0.14      $ (0.60)   $85.14


      See Notes to Condensed Consolidated Financial Statements






                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows
                              Unaudited


                                                   Six Months Ended
                                                       June 30,
                                                 1998           1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 ($8,733)     $1,238,315
Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Depreciation and amortization                     96,000         82,000
Gain on Sale of Asset                                        (1,293,522)
Net Effect of changes in operating accounts
Escrow deposits                                   12,093         14,677
Deferred Costs                                     3,421         33,600
Accrued real estate taxes                         40,461         34,800
Security deposits                                    718        (23,350)
Accounts payable                                 (48,006)       (72,891)
Other assets                                      (3,420)         3,300

   Net cash used by operating activities          92,534         16,929

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset                                   4,155,766
   Net cash used by operating activities               0      4,155,766

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable             (16,772)     (2,644,311)
Distribution to Limited Partners               (509,040)     (1,454,400)
Proceeds from amounts due affiliates             (8,774 )        (6,854)
Increase in accrued interest                    (18,624)        (35,827)
 Net cash provided by investing activities     (553,210)     (4,141,392)

NET INCREASE (DECREASE) IN CASH AND CASH        460,076          31,303
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PEROID  593,721        362,135

CASH AND CASH EQUIVALENT, END OF PERIOD        $133,045       $393,438


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 1998 the Partnership owned one property. The Chimney
Square Apartment community aggregate approximately 126,554 net rentable square feet.

The occupancy of Chimney square was 98.0% as of June 30, 1998 compared to 89.0% June 30, 1997.

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Revenue from property operations increased $11,741 or 5.99%, for the second quarter of 1998, as compared to the 1997 second quarter. The increase in rental income of $9,406 or 5.22% is primarily due to increased occupancy and higher rental rates. Other income increased $2,335 or 14.6% primarily due to increased late charges along with
other fees.   The following table illustrates the components:

                   Increase         Per Cent
                   (Decrease)        Change

Rental income        9,406         5.22%
Other property       2,335        14.60%
                    11,741         5.99%

Property operating expenses increased $8,604 or 4.43%, for the second quarter of 1998, as compared to the same period in 1997, primarily due to increased depreciation. Salaries and wages were lower by $6,362 or 29.79% primarily due to staff reductions. The following table illustrates the components by category:

                   Increase
                   (Decrease)

Salaries & wages           (6,362)         29.79%
Maintenance & repairs       1,179           7.10%
Utilities                     160           2.23%
Real estate taxes           2,850          16.38%
General administrative      3,178          32.44%
Contract services            (608)          5.51%
Insurance                  (4,595)         53.13%
Interest                     (752)          1.34%
Depreciation and           13,000          37.14%
amortization
Property management fees      554           6.10%
Net Increase (Decrease)     8,604           4.43%




FIRST SIX MONTHS 1998 COMPARED TO FIRST SIX MONTHS 1997


Revenue from property operations decreased $36,599 or 8.41%, for the first six months of 1998, as compared to the 1997 the first six months. The decrease in Rental income of $39,603 or 9.61% is primarily due the sale of the Shorewood Apartments, an apartment
complex located in Charlotte, North Carolina.   The following table
illustrates the components:

                          Increase          Per Cent
                          (Decrease)         Change


Rental income             (39,603)          9.61%
Other property              3,004          12.99%
                          (36,599)          8.41%


Property operating expenses decreased $82,493 or 16.82%, for the six months of 1998, as compared to the same period in 1997, primarily due to the sale of the Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components by category:

                          Increase
                          (Decrease)

Salaries & wages                      (23,322)          45.54%
Maintenance & repairs                 (12,227)          23.99%
Utilities                              (7,324)          32.45%
Real estate taxes                        1,914           4.96%
General administrative                 (1,551)           5.70%
Contract services                      (2,802)          11.75%
Insurance                              (4,991)          36.12%
Interest                              (44,323)          28.50%
Depreciation and amortization          14,000           17.07%
amortization
Property management fees               (1,867)           9.01%
Net Increase (Decrease)               (82,493)          16.82%



LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. Accordingly, in 1996 the Partnership sold its investment in the shopping center located in Lancaster Texas, recognizing a loss of $10,177. Shorewood Apartments, an apartment complex located in Charlotte, North Carolina was sold in January 1997. Net proceeds from the sale was 1.3 million dollars resulting in cash distribution of $100.00 per unit.

As of June 30, 1998, the Partnership had $133,045 in cash and cash equivalents as compared to $593,721 as of December 31 1997. The net decrease in cash of $460,676 is principally due to a distribution of $509,040 as of June 30,1998.

The property is encumbered by non-recourse mortgage as of June 30, 1998, with an interest rate of 9.325%.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 10, 1998

















[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30, 1998 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               JUN-30-1998
[CASH]                                         133,045
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,140,939
[DEPRECIATION]                               2,635,125
[TOTAL-ASSETS]                               2,839,278
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,379,920
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     834,400
[TOTAL-LIABILITY-AND-EQUITY]                 2,839,278
[SALES]                                              0
[TOTAL-REVENUES]                               207,856
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               147,164
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              55,488
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (5,204)
[EPS-PRIMARY]                                    (.36)
[EPS-DILUTED]                                        0