Form 10-Q
period 1998-09-30
AMRECORP REALTY FUND II
filed 1998-10-22
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

  For Quarter Ended September 30, 1998    Commission file number 2-90654

                        AMRECORP REALTY FUND II

       (Exact name of registrant as specified in its charter)

              TEXAS                     75-1956009
 (State or other jurisdiction of       (IRS Employer
  incorporation or organization)        Identification Number)

                    6210 Campbell Road Suite 140
                       Dallas, Texas  75248

              (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.


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

    Consolidated Balance Sheet as of September 30, 1998 and
    December 31, 1997                                                 Page 3

     Consolidated Statements of Operations for the Three and Nine
     months ended September 30, 1998 and 1997                         Page 4

     Consolidated Statements of Cash Flows for the Nine months Ended
     September 30, 1998 and 1997                                      Page  5



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

                                 September 30,1998        December 31,1997
                                   (Unaudited)
ASSETS

Real Estate assets, at cost                 $580,045            $580,045
Land                                       4,560,894           4,560,894
Buildings and improvements                 5,140,939           5,140,939
Less: Accumulated depreciation            (2,683,125)         (2,539,125)
Real estate, net                           2,457,814           2,601,814
Investments in Real Estate Held for Sale
Cash including cash investments              184,248             593,721
Escrow deposits                              173,943             154,681
Deferred Costs and Fees                       43,904              49,036
Other assets                                   8,987               8,796

           Total assets                   $2,868,896           3,408,048


LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES:
Mortgage and notes payable                $2,368,627          $2,396,692
Payable to Affiliates                          2,571               8,774
Interest payable                                   0              18,624
Real estate taxes payable                     60,711                   0
Security deposits                             17,640              16,800
Accounts payable and accrued expenses         82,887             124,025


      Total liabilities                    2,532,436           2,564,915
PARTNERS CAPITAL (DEFICIT):
Limited Partners                             426,342             933,039
General Partners                             (89,882)            (89,906)

Total Partners Capital (Deficit)             336,460             843,133



   Total Liability and Partners Equity     $2,868,896          $3,408,048

      See notes to Condensed Consolidated Financial Statements



                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)

                              Three Months Ended         Nine Months Ended
                                 September 30,             September 30,
                                1998       1997          1998         1997

Rental income                 $199,578   $190,645       $572,041   $602,711
Other property                   7,389      4,117         33,516     27,240
      Total revenues           206,967    194,762        605,557    629,951


Salaries & wages                   13,714    14,071      41,600      65,279
Maintenance & repairs              10,907     9,185      49,637      60,142
Utilities                           8,579     8,196      23,822      30,763
Real estate taxes                  20,250    17,400      60,750      55,986
General administrative             12,725    12,860      38,378      40,064
Contract services                  10,859    10,613      31,898      34,454
Insurance                           3,602     5,237      12,429      19,055
Interest                           55,378    56,058     166,548     211,551
Depreciation and amortization      48,000    41,000     144,000     123,000
Property management fees           10,142     9,667      28,996      30,388
Amortization of deferred            1,711     1,711       5,132       5,712
costs and fees

      Total expenses              195,867   185,998     603,190     676,394

                                  $11,100    $8,764      $2,367    (46,443)

GAIN ON SALE OF PROPERTY                0    22,649           0   1,316,171

Net Income (Loss)                 $11,100   $31,413      $2,367  $1,269,728


Net Income per Share              $ 0.76    $ 2.16       $0.16   $   87.30



      See Notes to Condensed Consolidated Financial Statements






                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows
                              Unaudited


                                              Nine Months Ended
                                                 September 30,
                                              1998          1997

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                             $2,367     $1,269,728
Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Depreciation and amortization                144,000        123,000
Gain on Sale of Asset                              0     (1,293,522)
Net Effect of changes in operating accounts
Escrow deposits                             (19,262)       (14,248)
Deferred Costs                                5,132         35,311
Accrued real estate taxes                    60,711         52,200
Security deposits                               840        (22,354)
Accounts payable                            (41,138)       (58,210)
Other assets                                   (191)          5,727

   Net cash used by operating activities    152,459          97,632

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Asset                               4,155,766
   Net cash used by operating activities           0      4,155,766

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable           (28,065)     (2,652,223)
Distribution to Limited Partners             (509,040)     (1,454,400)
Proceeds from amounts due affiliates           (6,203)         (6,408)
Increase in accrued interest                  (18,624)        (35,827)
  Net cash provided by investing activities  (561,932)     (4,148,858)

NET INCREASE (DECREASE) IN CASH AND CASH    (409,473)        104,540
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF      593,721         362,135
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD     $184,248        $466,675


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 1998 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with   approximately
126,554 net rentable square feet.

The occupancy of Chimney square was 98.0% as of September 30, 1998, compared to 96.0% September 30, 1997.

THIRD QUARTER 1998 COMPARED TO THIRD QUARTER 1997

Revenue from property operations increased $12,205 or 6.27%, for the third quarter of 1998, as compared to the 1997 third quarter. The increase in rental income of $8,933 or 4.69% is primarily due to increased occupancy and higher rental rates. Other income increased $3,272 or 79.48% primarily due to increased late charges along with
other fees.   The following table illustrates the components:

                      Increase   Per Cent
                      (Decrease)  Change

Rental income          $8,933   4.69%
Other property          3,272   79.48%
                      $12,205   6.27%


Property operating expenses increased $9,869 or 5.31%, for the third quarter of 1998, as compared to the same period in 1997, primarily due to increased depreciation. Real estate taxes increased $2,850 or 16.38% reflecting a higher assessed valuation. The following table illustrates the components by category:

                       Increase   Per Cent
                       (Decrease)  Change

Salaries & wages                   ($357)    2.54%
Maintenance & repairs              1,722    18.75%
Utilities                            383     4.67%
Real estate taxes                  2,850    16.38%
General administrative              (135)    1.05%
Contract services                    246     2.32%
Insurance                         (1,635)   31.22%
Interest                             (680)   1.21%
Depreciation and amortization       7,000   17.07%
Property management fees              475    4.91%
Net Increase (Decrease)            $9,869    5.31%





FIRST NINE MONTHS 1998 COMPARED TO FIRST NINE MONTHS 1997

Revenue from property operations decreased $24,394 or 3.87%, for the first nine months of 1998, as compared to the 1997 the first nine months. The decrease in Rental income of $30,670 or 5.09% is primarily due the sale of the Shorewood Apartments, an apartment
complex located in Charlotte, North Carolina.   The following table
illustrates the components:

                          Increase    Per Cent
                          (Decrease)   Change

Rental income              ($30,670)    5.09%
Other property                6,276    23.04%
                           ($24,394)    3.87%



Property operating expenses decreased $72,624 or 10.74%, for the nine months of 1998, as compared to the same period in 1997, primarily due to the sale of the Shorewood Apartments, an apartment complex located in Charlotte, North Carolina. The following table illustrates the components by category:

                           Increase    Per Cent
                           (Decrease)   Change


Salaries & wages                 ($23,679)  36.27%
Maintenance & repairs             (10,505)  17.47%
Utilities                          (6,941)  22.56%
Real estate taxes                   4,764    8.51%
General administrative             (1,686)   4.21%
Contract services                  (2,556)   7.42%
Insurance                          (6,626)  34.77%
Interest                          (45,003)  21.27%
Depreciation and amortization      21,000   17.07%
Property management fees           (1,392)   4.58%
Net Increase (Decrease)          ($72,624)  10.74%



LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. Accordingly, in 1996 the Partnership sold its investment in the shopping center located in Lancaster, Texas, recognizing a loss of $10,177. Shorewood Apartments, an apartment complex located in Charlotte, North Carolina was sold in January 1997. Net proceeds from the sale was 1.3 million dollars resulting in cash distribution of $100.00 per unit.

As of September 30, 1998, the Partnership had $184,248 in cash and cash equivalents as compared to $593,721 as of December 31 1997.
The net decrease in cash of $409,473 is principally due to a distribution of $509,040 as of June 30,1998.

The property is encumbered by non-recourse mortgage as of September 30, 1998, with an interest rate of 9.325%.

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

In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, CEO.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     November 9, 1998
[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30, 1998 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1998
[PERIOD-END]                               SEP-30-1998
[CASH]                                         184,248
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,140,939
[DEPRECIATION]                               2,683,125
[TOTAL-ASSETS]                               2,868,896
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,368,627
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     336,460
[TOTAL-LIABILITY-AND-EQUITY]                 2,868,896
[SALES]                                              0
[TOTAL-REVENUES]                               206,967
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               140,489
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              55,378
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   	11,100
[EPS-PRIMARY]                                      .76
[EPS-DILUTED]                                        0