Form 10-K
period 1998-12-31
AMRECORP REALTY FUND II
filed 1999-03-31
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K
                           ANNUAL REPORT

      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934                      (No Fee Required)
          For the Fiscal year ended December 31, 1998
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934        (No Fee Required)
          For the Transaction Period from ________ to ________

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
(Address of Principal Executive Offices)          (Zip Code)
Registrant's Telephone Number, Including area code(972) 380-8000

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

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of
December 31, 1998, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 2,054 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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

On the property owned at December 31, 1998, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 1998 the Partnership owned one property, Chimney
Square Apartments. Prior to the disposal during January 1997 and August 1996 the Partnership also owned two other properties, as indicated below:

Name and Location                 General Description of the Property
Chimney Square Apartments         A fee simple interest in seventeen
                                  two-story residential buildings
                                  located in Abilene,Texas purchased
                                  in 1984, containing approximately
                                  126,554 net rentable square feet  on
                                  approximately 7.18 acres of land.
                                  The community consists of 128 apartment
                                  units and twenty four townhouse units.


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



                           Occupancy Rates

                              Per cent



                             1994   1995   1996   1997   1998
Lancaster Shopping Center    90.0%  89.0%   NA     NA     NA
Chimney Square               96.5%  90.9%  95.6%  90.6%  93.8%
Shorewood Apartments         96.5%  94.9%  94.0%   NA     NA


The property is encumbered by a non-recourse mortgage payable. For information regarding the encumbrances to which the property is subject and the status of the related mortgage loan, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" contained in Item 7 hereof and Note B to the Financial Statements and
Schedule Index contained in Item 8.

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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1998 there were approximately 2,054 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, 74- Mackenzie Patterson Fund ("Mackenzie") acquired 732, approximately 5%, of the outstanding Interests of the partnership in 1998 (as reported in Item 12(b)). Mackenzie has also tendered offers to other owners subsequent to year-end, although no additional Interests have been sold. The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis. In 1998 the Partnership distributed $35 per $1000 unit due to the refinancing of Chimney Square Apartments. In 1997 the Partnership distributed $100 per $1000 unit due to the sale of Shorewood Apartments. In 1996 the Partnership distributed $50 per $1000 unit due to the sale of Lancaster Place.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                 0
    1995               0                   $28                 0
    1996             $62                     0               $50
    1997            $143                     0              $100
    1998               0                    $1               $35

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

                        Year Ended December 31
             (in thousands except unit and per unit amounts)

                                       1998    1997    1996    1995    1994

Limited Partner Units Outstanding     14,544  14,544  14,544  14,544  14,544

Statement of Operations
Total Revenues                          $810  $2,122  $1,658  $1,629  $1,569
Net Income (Loss) before
extraordinary items                       31   1,266    (135)   (672)   (252)
Extraordinary Item - Gain  on
debt forgiveness (a)                       0       0   1,377       0       0
Extraordinary Item-loss
on extinguishment of debt                  0       0       0       0     (53)
Net Income (Loss)                         31   1,266   1,241    (672)   (305)
Limited Partner Net Income (Loss)
per Unit - Basic                        2.17   86.17   84.51  (45.74) (20.78)
Cash Distributions to Limited Partners
per unit basic.                           35   100     50          0       0


Balance Sheet:

Real Estate, net (b)                  $2,441 $2,602 $2,777 $6,971 $7,633
Real Estate assets held for sale,Net       0      0  2,862      0      0
Total Assets                           2,887  3,408  6,271  7,499  7,753
Mortgages and Notes Payable            2,363  2,397  5,054  6,571  6,204
Partner's Equity                         366    843  1,032    517  1,189


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

Results of Operations: 1998 VERSUS 1997 -

Revenue from Property Operations decreased $1,311,975 or 61.82% as compared to 1997, due to the sale of Shorewood Apartments. The Partnerships' sole asset at December 31, 1998 saw revenue increase by $37,567 or 5.13% due to higher occupancy this was offset however by the sale of Shorewood Apartments that contributed $60,349 in rental revenue during 1997. Additionally interest income decreased $4,170 due from the distribution during 1998. Other income for 1998 increased $2,368 primarily due to increased fees to residents. The following table illustrates the increases or (decreases):

                   Increase
                  (Decrease)

Rental income     $(22,782)
Interest            (4,170)
Gain On sale    (1,287,391)
Other                 2,368
Net Increase   $(1,311,975)


Property operating expenses for 1998 decreased $77,838 from 1997 or 9.09%. Expenses decreased primarily due to the sale of Shorewood Apartments. Chimney Square Apartments, the sole asset as of December 31, 1998, saw its operating expenses increase $5,429 or 1.70%. The following table illustrates the increases or (decreases):


                  Increase
                  (Decrease)

Repairs and Maintenance        $(26,936)
Real estate taxes                 1,344
General & Admin                  (8,144)
Administrative Service Fee         (192)
Utilities                        (7,785)
Payroll                         (15,813)
Interest                        (21,354)
Depreciation and amortization     2,041
Property management fees           (999)
Net  Decrease                  $(77,838)




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

                  Increase
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


Property operating expenses for 1997 decreased $937,056 from 1996 or 52.25%. Expenses decreased primarily due to the sale of Shorewood Apartments. Chimney Square Apartments, the sole asset as of December 31, 1997, saw its operating expenses increase $3,227 or 1.16%. The following table illustrates the increases or (decreases):


                  Increase
                 (Decrease)

Repairs and Maintenance      $(124,699)
Real estate taxes              (54,746)
General & Admin                (36,217)
Administrative Service Fee      (3,512)
Utilities                      (34,468)
Payroll                        (87,324)
Interest                      (292,933)
Loss on Sale of Property       (10,177)
Depreciation and amortization (251,143)
Property management fees       (41,837)
Net Decrease                 $(937,056)


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

As of December 31, 1998, the Partnership had $217,493 in cash and cash equivalents as compared to $593,721 as of December 31, 1997. The net decrease in cash of $376,228 is principally due to funds used for distributions.

The remaining property is encumbered by this nonrecourse mortgage as of December 31, 1998, with an interest rate of 9.325%. Required principal payments on this mortgage note for the five years ended December 31, 2003, are $37,105, $40,717, $44,680, $49,029 and
$53,802 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the properties.

   Year 2000

The Partnership and Management Company have replaced all data processing systems within the last three years with year 2000 compliant software and hardware. The Partnership and Management Company have completed testing of its data processing systems and while compliance can not be assured, the systems tested were compliant.

Surveys  of  financial  institutions  and  vendors  used   by   the
Partnership and Management Company also indicate compliance to date.
this survey is expected to be completed by June 1999. The Partnership and Management Company have prepared contingency plans. These include redundant back-ups and paper copies of all system reports through 1999.

The Partnership anticipates that it will not incur any significant costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.

   Item  7a - Quantitative and Qualitative Disclosure about  Market
   Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, the partnership borrows primarily at fixed rates. The partnership does not enter into derivative or interest rate transactions for any purpose.

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partners invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.

Forward Looking Information

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










                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                December 31, 1998, 1997, and 1996

                 INDEX TO FINANCIAL STATEMENTS




                                                                  Page

Independent Auditors' Reports                                      1

Financial Statements

Balance Sheets as of December 31, 1998 and 1997                    3

Statements of Income for the years ended December 31, 1998,
1997 and 1996                                                      4

Statements of Partners' Equity (Deficit) for the years ended
December 31, 1998, 1997, and 1996                                  5

Statements of Cash Flows for the years ended December 31,1998,
1997 and 1996                                                      6

Notes to Financial Statements                                      7

Schedule III - Real Estate and Accumulated Depreciation           13



All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheet of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 1998, and the related statements of income, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amrecorp Realty Fund II as of December 31, 1997, were audited by other auditors whose report dated February 23, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the December 31, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


FARMER, FUQUA, HUNT & MUNSELLE, P.C.

February 12, 1999
Dallas, Texas

     INDEPENDENT AUDITORS' REPORT


To the General Partner
   and Limited Partners of
 Amrecorp Realty Fund II
Dallas, Texas

We have audited the accompanying balance sheet of Amrecorp Realty Fund II (a Texas limited partnership) (the "Partnership") as of December 31, 1997 and the related statements of income, partners' equity (deficit) and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 1997 and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1998




                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                   December 31, 1998 and 1997


                             ASSETS
                                                        1998           1997

Investments in real estate at cost
Land                                                   $580,045      $580,045
Buildings, improvements and furniture and fixtures    4,590,987     4,560,894
                                                      5,171,032     5,140,939

Accumulated  depreciation                            (2,730,495)   (2,539,125)

                                                      2,440,537     2,601,814

Cash and cash equivalents                               217,493       593,721
Deferred financing costs,net of accumulated
amortization of $45,379 and $38,537,respectively         42,194        49,036
Escrow deposits                                         179,757       154,681
Other assets                                              6,552         8,796

TOTAL ASSETS                                         $2,886,533    $3,408,048


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                 $2,362,879       $2,396,692
Accounts payable and accrued expenses                94,466           96,605
Due to affiliates                                     1,284            8,774
Accrued interest payable                             18,384           18,624
Distributions payable                                26,420           27,420
Security deposits                                    17,200           16,800

TOTAL LIABILITIES                                 2,520,633        2,564,915

PARTNER'S EQUITY                                    365,900          843,133

TOTAL LIABILITIES AND PARTNER'S EQUITY           $2,886,533       $3,408,048






                    AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
      For the Years Ended December 31, 1998, 1997 and 1996

                                    1998           1997           1996

INCOME
Rentals                          $769,356        $792,138       $1,597,441
Interest                           28,997          33,167           21,208
Other                              11,895           9,527           39,256
Gain on sale of property             ---        1,287,391            ---

 Total income                     810,248       2,122,223        1,657,905

OPERATING EXPENSES
 Interest                                  221,831      243,185       536,118
 Depreciation and amortization             198,212      196,171       447,314
 Real estate taxes                          82,220       80,876       135,622
 Repairs and maintenance                    73,263      100,199       224,898
 General and administrative                 64,953       73,097       109,314
 Payroll                                    63,570       79,383       166,707
 Property  management fee to affiliate      39,184       40,183        82,020
 Utilities                                  29,736       37,521        71,989
 Administrative services fees to affiliate   5,472        5,664         9,176
 Loss on sale of property                     ---          ---         10,177

 Total operating expenses                      778,441    856,279   1,793,335

NET INCOME (LOSS) BEFORE
 EXTRAORDINARY GAIN                             31,807  1,265,944    (135,430)

 Extraordinary gain-gain on debt forgiveness     ---      ---       1,376,916

 NET  INCOME                                   $31,807 $1,265,944 $ 1,241,486

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income (loss) before extraordinary item     $2.17     $86.17     $(9.22)
 Gain on debt forgiveness                         ---        ---       93.73
 Net income per unit - basic                    $ 2.17    $ 86.17    $ 84.51

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                            14,544     14,544     14,544


                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 1998, 1997 and 1996


                                      General        Limited
                                      Partner        Partners      Total

 Balance,  January 1, 1996          $(114,980)       $632,283    $517,303

 Distributions                         ---           (727,200)   (727,200)

 Net income                            12,415       1,229,071   1,241,486

 Balance, December 31, 1996          (102,565)      1,134,154   1,031,589

 Distributions                          ---        (1,454,400) (1,454,400)

 Net income                            12,659       1,253,285   1,265,944

 Balance, December 31, 1997           (89,906)        933,039     843,133

 Distributions                          ---          (509,040)   (509,040)

 Net income                               318          31,489      31,807

 Balance, December 31, 1998          $(89,588)       $455,488    $365,900




                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1998, 1997 and 1996

                                              1998       1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES
 Net   income                               $31,807  $1,265,944  $ 1,241,486
 Adjustments to reconcile net income to
   net cash provided by operations:
 Gain on sale of assets                       ---    (1,287,391)     ---
 Loss on sale of assets                       ---       ---           10,177
 Gain on debt forgiveness                     ---       ---       (1,376,916)
 Depreciation and amortization              198,212     196,171      447,314
 Changes in assets and liabilities:
   Escrow deposits                          (11,482)        221        5,716
   Deferred costs                              ---       29,599         ---
   Other assets                               2,244       9,070       12,149
   Accrued interest payable                    (240)    (17,203)       3,446
   Due to affiliates                         (7,490)      1,920        2,475
   Accounts payable and accrued expenses     (2,139)     (6,414)     (25,734)
   Security deposits                            400     (23,202)      (3,776)
 Net cash provided by operating activities  211,312     168,715      316,337

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                 (30,093)    (13,571)     (61,073)
 Proceeds from sale of assets, net            ---     4,149,635      949,649
 Deposits to reserve for replacements       (34,649)    (35,366)     (34,997)
 Disbursements from reserve for replacements 21,055      46,534        6,628
 Net cash provided by (used for)
 investing activities                       (43,687)  4,147,232      860,207

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable    (33,813) (2,657,381)    (341,398)
 Distributions                             (509,040) (1,454,400)    (727,200)
 Distributions payable                       (1,000)     27,420        ---
 Net cash used for financing activities    (543,853) (4,084,361)  (1,068,598)

 Net increase (decrease) in cash
 and cash equivalents                      (376,228)    231,586      107,946

 Cash and cash equivalents at
 beginning of period                         593,721     362,135      254,189

 Cash and cash equivalents at end of period  $217,493   $593,721    $362,135

 Supplemental disclosure of cash flow information:
 Cash  paid  during the year for interest    $222,071   $260,388    $532,672


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                December 31, 1998, 1997, and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     Amrecorp Realty Fund II (the "Partnership"), a Texas limited partnership, was formed on April 16, 1984, under the laws of the state of Texas, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. The Partnership owns and operates rental apartments in Abilene, Texas. During the year ended December 31, 1996, the Partnership owned and operated an additional apartment complex in Charlotte, North Carolina and a commercial shopping center located in Lancaster, Texas. In 1996, the commercial shopping center was sold for a loss of $10,177. Net proceeds received as a result of this sale amounted to $949,649. In 1997, the Partnership sold the apartment complex located in Charlotte, North Carolina and recognized a gain of $1,287,391. Net proceeds received as a result of this sale amounted to $4,149,635. The Partnership will be terminated by December 31, 2014, although this date can be extended if certain events occur. The general partner is Mr. Robert J. Werra.

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 1998. Under the terms of the offering, no additional units will be offered.


     ALLOCATION OF NET INCOME (LOSS) AND CASH


     Net income and net operating cash flow, as defined in the limited partnership agreement, are allocated first to the limited partners in an amount equal to a distribution preference (as defined) on capital contributions from the first day of the month following their capital contribution and thereafter generally 10% to the general partner and 90% to the limited partners. Net loss is allocated 1% to the general partner and 99% to the limited partners.

     Net income from the sale of property is allocated first, to the extent there are cumulative net losses, 1% to the general partner and 99% to the limited partners; second, to the limited partners in an amount equal to their distribution preference as determined on the date of the partners' entry into the Partnership; and, thereafter, 15% to the general partner and 85% to the limited partners.

     Cash proceeds from the sale of property or refinancing are allocated first to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership; and, thereafter, 15% to the general partner and 85% to the limited partners.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Basis of Accounting


     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with generally accepted accounting principles.

     Investments in Real Estate and Depreciation


     Buildings, improvements, and furniture and fixtures are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 25 years.

     Income Taxes


     No provision for income taxes has been made since the partners report their respective share of the results of operations on their individual income tax return.

     Revenue Recognition



     The Partnership has leased substantially all of its investments in real estate under operating leases for periods generally less than one year.


     Deferred Financing Costs


     Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method.

     Syndication Costs

     Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Computation of Earnings Per Unit


     The Partnership has adopted Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings per Share". Comparative earnings per unit data have been restated to conform to the adoption of this new standard. Basic earnings per unit is computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units outstanding. Earnings per unit assuming dilution would be computed by dividing net income (loss) attributable to the limited partners' interests by the weighted average number of units and equivalent units outstanding. The Partnership has no equivalent units outstanding for any period presented.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

     Environmental Remediation Costs

     The Partnership accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Project management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Project.

                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1998, December 31, 1997, and December 31, 1996, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.

     Segment Information


     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     Mortgage payable of $2,362,879 and $2,396,692 at December 31, 1998 and 1997, respectively, bears interest at a rate of 9.325% and is payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,089,000 is due. This mortgage note is secured by real estate with a net book value of $2,440,537.

     At December 31, 1998, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows

              1999                      $   37,105
              2000                          40,717
              2001                          44,680
              2002                          49,029
              2003                          53,802
              Thereafter                 2,137,546

                                        $2,362,879


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 1998, 1997 and 1996:

                                     1998     1997       1996
     Property management fee       $39,184   $40,183   $82,020
     Administrative service fee      5,472     5,664     9,176

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 1998 and 1997, totaled $1,284 and $8,774, respectively.

     During 1996, in connection with the sale of the commercial property located in Lancaster, Texas, the general partner relieved the Partnership of its obligation to repay the mortgage note, resulting in a gain on forgiveness of debt of $1,376,916, which included $201,267 in accrued interest.

   NOTE D - COMMITMENTS


     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership. No such fees were paid to Univesco in connection with the 1996 and 1997 disposals.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1998 and 1997

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 1998 would have been as follows:



Net income per accompanying financial statements                   $31,807

Add - book basis depreciation using straight-line method           191,370

Deduct - income tax basis depreciation expense using ACRS method  (234,507)



Excess of expenses over revenues, accrual income tax basis $(11,330)


NOTE F - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair value amounts have been determined using available market information or other appropriate valuation methodologies that require considerable judgement in interpreting market data and developing estimates. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The fair value of financial instruments that are short-term or reprice frequently and have a history of negligible credit losses is considered to approximate their carrying value. These include cash and cash equivalents, accounts payable and other liabilities.

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1998 and 1997.

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

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1998


                            Initial Cost
                           to Partnership
 Description         Encumbrances       Land       Building      Total Cost
                                                    and        Subsequent to
                                                 improvements    Acquisition


A 128-unit two-story
apartment community of
wooden frame con-
struction and a
combination brick
veneer and wood siding
exterior located in
Abilene,Texas            (b)       $580,045        $4,341,569    $249,418




                                 Gross Amounts at Which
                                Carried  at Close of year


                                     Buildings
                                       and                   Accumulated
   Description             Land    improvements   Total     Depreciation
                                                  (c)(d)        (c)


A 128-unit two-story
apartment community of
wooden frame con-
struction and a
combination brick
veneer and wood siding
exterior located in
Abilene,Texas            $580,045 $4,590,987   $5,171,032    $2,730,495

                                                            Life on Which
                            Date of           Date           Depreciation
                          Construction      Acquired         is Computed

                            Complete at
                           Date acquired      11/01/84            (a)




                          Gross Amounts at Which
                         Carried at Close of Year


See notes to Schedule III.



AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 1998


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31,1998, 1997 and 1996 is as follows:

                                           Investments in     Accumulated
                                             Real Estate      Depreciation

    Balance, January 1, 1996             $12,205,689         $5,234,192

        Acquisitions                          61,073            ---
        Depreciation expense                    ---             433,508
        Sale of real estate               (2,290,847)        (1,331,021)

    Balance, December 31, 1996             9,975,915          4,336,679

        Acquisitions                          13,571            ---
        Depreciation expense                    ---             188,749
        Sale of real estate               (4,848,547)        (1,986,303)      )

    Balance, December 31, 1997             5,140,939          2,539,125

        Acquisitions                          30,093              ---
        Depreciation expense                   ---             191,370

    Balance, December 31, 1998            $5,171,032         2,730,495


(d) Aggregate cost for federal income tax purposes is $5,188,625.



Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure

On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.



PART III


Item 10.  Directors and Executive Officers of the Partnership


The  Partnership  itself has no officers or directors.   Robert  J.
Werra is the General Partner of the Partnership.

Robert J. Werra, 60, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

      For the Fiscal year ended December 31, 1998, 1997 and 1996, property management fees earned totaled $39,184, $40,183, and $82,020, respectively. An additional administration service fee was paid to the general partner of $5,472, $5,664, and $9,176 for the years ended December 31, 1998, 1997 and 1996, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a) No one owns of record, except as noted in Item (b) below, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of March 1, 1999.

   Title          Name of             Amount and Nature         Percent
 of Class     Beneficial Owner     of Beneficial Ownership    of Interest

 Limited        Robert J. Werra             86 units             0.59%
Partnership     6210 Campbell Rd. #140
Interests       Dallas, Texas 75248

 Limited     74-Mackenzie Patterson Fund   732 units           5.033%
Partnership    1640 School St #100
Interests       Morgana, CA  94556

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

See Note C to the Financial Statements for detailed information concerning fees paid to Univesco, Inc. (an affiliate of the General Partner).





PART IV


Item 14.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 1998.

          November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing.

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


                              March 29, 1999