Form 10-Q
period 1999-03-31
AMRECORP REALTY FUND II
filed 1999-04-29
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 1999   Commission file number 2-90654

                       AMRECORP REALTY FUND II

       (Exact name of registrant as specified in its charter)

              TEXAS                     75-1956009
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization)       Identification Number)

                    6210 Campbell Road Suite 140
                        Dallas, Texas  75248
                 ------------------------------------

              (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 380-8000.


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

    Consolidated Balance Sheet as of March 31, 1999 and
    December 31, 1998                                              Page 3

     Consolidated Statements of Operations for the Three months
     Ended March 31, 1999 and 1998                                 Page 4

     Consolidated Statements of Cash Flows for the Three months
     Ended March 31, 1999 and 1998                                 Page  5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                            Page 6

     Liquidity and Capital Resources                                Page 7

     Other Information                                              Page 8

     Signatures                                                     Page 9

The statements, insofar as they relate to the period subsequent to December 31, 1998 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                       AMRECORP REALTY FUND II
                Condensed Consolidated Balance Sheets

                                            March 31,    December 31,
                                             1999           1998
                                          (Unaudited)

ASSETS

Real Estate assets, at cost                 $580,045        $580,045
Land                                       4,590,987       4,590,987
Buildings and improvements                 5,171,032       5,171,032
      Less: Accumulated depreciation      (2,778,495)     (2,730,495)
Real estate, net                           2,392,537       2,440,537
Investments in Real Estate Held for Sale
Cash including cash investments              255,629         217,493
Escrow deposits                              143,631         179,757
Deferred Costs and Fees                       40,483          42,194
Other assets                                   2,911           6,552

          Total assets                    $2,835,191      $2,886,533



LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES:
Mortgage and notes payable                $2,350,984      $2,362,879
Payable to Affiliates                         14,496           1,284
Interest payable                              18,384          18,384
Real estate taxes payable                     20,220               0
Security deposits                             17,450          17,200
Accounts payable and accrued expenses         51,060         120,886


      Total liabilities                    2,472,594       2,520,633
PARTNERS CAPITAL (DEFICIT):
Limited Partners                             452,218         455,488
General Partners                             (89,621)        (89,588)

Total Partners Capital                        362,597         365,900
(Deficit)


Total Liability and Partners Equity        $2,835,191      $2,886,533

      See notes to Condensed Consolidated Financial Statements



                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)


                                            Three Months Ended
                                                 March 31,
REVENUES                                     1999        1998

           Rental income                   $197,508    $182,932
           Other property                     5,556       7,802
             Total revenues                 203,064     190,734

EXPENSES
           Salaries & wages                  12,740      12,893
           Maintenance & repairs             15,119      20,943
           Utilities                          6,880       7,917
           Real estate taxes                 20,250      20,250
           General administrative            22,316      12,678
           Contract services                 10,604      10,613
           Insurance                          3,641       4,773
           Interest                          55,015      55,682
           Depreciation and amortization     48,000      48,000
           Property management fees          10,091       9,211
           Amortization of deferred costs     1,711       1,711
           costs and fees

             Total expenses                 206,367     204,671





NET        (LOSS)                           ($3,303)   ($13,937)


NET (LOSS)  PER SHARE                        $(0.23)     $(0.96)


      See Notes to Condensed Consolidated Financial Statements






                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows
                              Unaudited

                                                    Three Months Ended
                                                         March 31,
                                                     1999          1998

CASH FLOWS FROM OPERATING ACTIVITY
Net (loss)                                         ($3,303)      ($13,937)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                       48,000         48,000

Net Effect of changes in operating accounts
Escrow deposits                                     36,126        (43,452)
Deferred Costs                                       1,711          1,711
Accrued real estate taxes                           20,220         97,301
Security deposits                                      250            150
Accounts payable                                   (69,826)       (73,020)
Other assets                                         3,641          5,303

   Net cash provided by operating activities        36,819         22,056

CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by operating activities                 0              0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                (11,895)        (8,289)

Proceeds from amounts due affiliates                13,212        (7,759)

 Net cash provided by investing activities           1,317       (16,048)

NET INCREASE IN CASH AND CASH                       38,136          6,008
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF            217,493        593,721
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD           $255,629       $599,729

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 1999 the Partnership owned one property, Chimney Square
Apartments located in Abilene Texas with   approximately 126,554 net
rentable square feet.

The occupancy of Chimney Square averaged 94.8% during the first quarter of 1999 as compared to 93.8% for the fist quarter of 1998.

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

Revenue from property operations increased $12,330 or 6.46%, for the first quarter of 1999, as compared to the 1998 first quarter. The increase in rental income of $14,576 or 7.97% is primarily due to increased occupancy and higher rental rates. Other income decreased $2,246 or 28.79% primarily due to decreased late charges and other
fees.   The following table illustrates the components:

                          Increase    Per Cent
                          (Decrease)   Change


Rental income                14,576     7.97%
Other property               (2,246)   28.79%
                             12,330     6.46%


Property operating expenses increased $1,696 or 0.83%, for the first quarter of 1999, as compared to the same period in 1998. This was primarily due from increased general and administrative costs which rose $9,638 or 76.02% from increases in postage related mailings. Maintenance and repairs decreased $5,824 or 27.81% from deferred maintenance items being completed in prior years. Insurance costs decreased $1,132 or 23.72% primarily due to lower rates as a result of better than expected loss claims. The following table illustrates the components by category:

                          Increase    Per Cent
                          (Decrease)   Change


Salaries & wages              (153)   1.19%
Maintenance & repairs       (5,824)  27.81%
Utilities                   (1,037)  13.10%
General administrative       9,638   76.02%
Contract services               (9)   0.08%
Insurance                   (1,132)  23.72%
Interest                      (667)   1.20%
Property management fees       880    9.55%
Net Increase (Decrease)      1,696    0.83%


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

As of March 31, 1999, the Partnership had $255,629 in cash and cash equivalents as compared to $217,493 as of December 31 1998. The net increase in cash of $38,136 is principally due to cash flow from operations.

The property is encumbered by non-recourse mortgage as of March 31, 1999, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2001, are $37,105, $40,717, and $44,680, respectively.

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

Year 2000

The  Partnership  and  Management Company  have  replaced  all  data processing  systems  with  the last three  years  within  year  2000 compliant hardware and software. The Partnership and Management Company have completed testing of its data processing systems. While compliance cannot be assured, the systems tested to date are compliant.

Surveys of financial institutions and vendors used by the Partnership and Management Company also indicate compliance to date. The surveys are expected to be completed by June 1999. The Partnership and Management Company have prepared contingency plans. These include redundant back-ups and paper copies of all system reports through 1999.

The Partnership anticipates that it will not incur significant costs associated with its computers and building operating systems as it relates to the conversion to the year 2000.



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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     April 29, 1999
[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE MARCH 31, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               MAR-31-1999
[CASH]                                         255,629
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,171,032
[DEPRECIATION]                               2,778,495
[TOTAL-ASSETS]                               2,835,191
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,350,984
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     362,597
[TOTAL-LIABILITY-AND-EQUITY]                 2,835,191
[SALES]                                              0
[TOTAL-REVENUES]                               203,064
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               151,352
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              55,015
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (3,303)
[EPS-PRIMARY]                                   (0.23)
[EPS-DILUTED]                                        0