Form 10-Q
period 1999-06-30
AMRECORP REALTY FUND II
filed 1999-08-05
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1999    Commission file number 2-90654

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

    Consolidated Balance Sheet as of June 30, 1999 and
    December 31, 1998                                       Page 3

     Consolidated Statements of Operations for the Three and Six
     months Ended June 30, 1999 and 1998                    Page 4

     Consolidated Statements of Cash Flows for the Three months
     Ended June 30, 1999 and 1998                          Page  5



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


























PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                       AMRECORP REALTY FUND II
                Condensed Consolidated Balance Sheets
                                June 30,   December 31,
                                  1999         1998
                                (Unaudited)

ASSETS

Real Estate assets, at cost     $580,045      $580,045
Land                           4,590,987     4,590,987

Buildings and improvements     5,171,032     5,171,032

Less: Accumulated depreciation(2,826,495)   (2,730,495)

Real estate, net               2,344,537     2,440,537

Investments in Real Estate Held
for Sale
Cash including cash investments 295,449        217,493
Escrow deposits                 150,447        179,757
Deferred Costs and Fees          50,084         42,194
Other assets                      1,150          6,552

           Total assets      $2,841,667     $2,886,533



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable   $2,341,818     $2,362,879
Payable to Affiliates                 0          1,284
Interest payable                      0         18,384
Real estate taxes payable        40,470              0
Security deposits                18,421         17,200
Accounts payable and accrued     69,320        120,886
expenses

       Total liabilities      2,470,029      2,520,633

PARTNERS CAPITAL (DEFICIT):
Limited Partners                461,169        455,488
General Partners                (89,531)       (89,588)

Total Partners Capital          371,638        365,900
(Deficit)


Total Liab. & Partners Equity$2,841,667     $2,886,533

      See notes to Condensed Consolidated Financial Statements




                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)


                                Three               Six
                                Months            Months
                                Ended             Ended
                                June 30,          June 30,

REVENUES                     1999      1998    1999   1998

         Rental income     $197,413 $189,531 $394,921 $372,463

         Other property       7,823   18,325   13,379   26,127

           Total revenues   205,236  207,856  408,300  398,590


EXPENSES
         Salaries & wages    18,170   14,993   30,910   27,886

         Maint & Repairs     12,660   17,787   27,779   38,730

         Utilities            6,563    7,326   13,443   15,243

         Real estate taxes   20,250   20,250   40,500   40,500
         General & Admin.    10,623   12,975   32,939   25,653
         Contract services    9,732   10,426   20,336   21,039
         Insurance            3,609    4,054    7,250    8,827
         Interest            54,805   55,488  109,820  111,170
         Depr. & Amort.      48,000   48,000   96,000   96,000
         Property Mgmt Fees  10,073    9,643   20,164   18,854
         Amortization of      1,710    1,710    3,421    3,421
         deferred costs and
         fees

           Total expenses   196,195  202,652  402,562  407,323

 NET Income (Loss)           $9,041   $5,204  $5,738   ($8,733)

  NET Income Per Share    $    0.62  $  0.36  $ 0.39 $   (0.60)

      See Notes to Condensed Consolidated Financial Statements










			AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows
                              Unaudited

                                                     Six
                                                    Months
                                                    Ended
                                                   June 30,
                                              1999          1998

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                             $5,738       ($8,733)
Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Depreciation and amortization                 96,000         96,000
Net Effect of changes in operating accounts
Escrow deposits                               29,310         12,093
Deferred Costs                                (7,890)         3,421
Accrued real estate taxes                     40,470         40,461
Security deposits                              1,221            718
Accounts payable                             (51,566)       (48,006)
Other assets                                   5,402         (3,420)

   Net cash used by operating activities     118,685         92,534

CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by operating activities           0              0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable          (21,061)       (16,772)
Distribution to Limited Partners                   0       (509,040)
Proceeds from amounts due affiliates          (1,284)        (8,774)
Increase in accrued interest                 (18,384)       (18,624)
 Net cash provided by investing activities   (40,729)      (553,210)

NET INCREASE (DECREASE) IN CASH AND CASH      77,956       (460,676)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF      217,493        593,721
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD     $295,449       $133,045

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 1999 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet.

The occupancy of Chimney Square averaged 96.0% during the second quarter of 1999 as compared to 98.0% for the second quarter of 1998.

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

Revenue from property operations decreased $2,620 or 1.26%, for the second quarter of 1999, as compared to the 1998 second quarter. The increase in rental income of $7,882 or 4.16% is primarily due to higher rental rates. Other income decreased $10,502 or 57.31%
primarily due to decreased late charges and other fees.   The
following table illustrates the components:

                   Increase      Per
                                Cent
                   (Decrease)  Change

Rental income       $7,882      4.16%
Other property     (10,502)    57.31%
                   ($2,620)     1.26%

Property operating expenses decreased $6,457 or 3.19%, for the second quarter of 1999, as compared to the same period in 1998. This was primarily due to decreased maintenance and repairs which decreased $5,127 or 28.82%. General and administrative decreased $2,352 or 10.98% primarily due to reduced legal costs. Insurance costs decreased $445 or 10.98% primarily due to lower rates as a result of better than expected loss claims. The following table illustrates the components by category:

                   Increase     Per
                               Cent
                   (Decrease) Change

Salaries & wages    $3,177    21.19%
Maint. & Repairs    (5,127)   28.82%
Utilities             (763)   10.41%
Real estate taxes        0     0.00%
General & Admin.    (2,352)   18.13%
Contract services     (694)    6.66%
Insurance             (445)   10.98%
Interest              (683)    1.23%
Depr. & Amortization     0     0.00%
Property Mgmt Fees     430     4.46%
Net (Decrease)     ($6,457)    3.19%



FIRST SIX MONTHS 1999 COMPARED TO FIRST SIX MONTHS 1998

Revenue from property operations increased $9,710 or 2.44%, for the first six months of 1999, as compared to the 1998 first six months. The increase in rental income of $22,458 or 6.03% is primarily due to higher rental rates. Other income decreased $12,748 or 48.79%
primarily due to decreased late charges and other fees.   The
following table illustrates the components:

                          Increase  Per Cent
                         (Decrease)  Change

Rental income              $22,458    6.03%
Other property             (12,748)  48.79%
                            $9,710    2.44%


Property operating expenses decreased $4,761 or 1.17%, for the first six months of 1999, as compared to the same period in 1998. This was primarily due to decreased maintenance and repairs which decreased $10,951 or 28.28%. General and administrative increased $7,286 or 28.40% primarily due to increased postage for the fund. Insurance costs decreased $1,350 or 17.87% primarily due to lower rates as a result of better than expected loss claims. The following table illustrates the components by category:

                          Increase   Per
                         (Decrease)  Cent
                                    Change

Salaries & wages           $3,024   10.84%
Maintenance & repairs     (10,951)  28.28%
Utilities                 (1,800)   11.81%
Real estate taxes              0     0.00%
General administrative     7,286    28.40%
Contract services           (703)    3.34%
Insurance                 (1,577)   17.87%
Interest                  (1,350)    1.21%
Depreciation and               0     0.00%
amortization
Property management fees   1,310     6.95%
Net Increase (Decrease)  ($4,761)    1.17%


















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

As of June 30, 1999, the Partnership had $295,449 in cash and cash equivalents as compared to $217,493 as of December 31 1998. The net increase in cash of $77,956 is principally due to cash flow from operations.

The property is encumbered by non-recourse mortgage as of June 30, 1999, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2001, are $37,105, $40,717, and $44,680, respectively.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     July 29, 1999

[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               JUN-30-1999
[CASH]                                         295,449
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,171,032
[DEPRECIATION]                               2,826,495
[TOTAL-ASSETS]                               2,841,667
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,341,818
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     371,638
[TOTAL-LIABILITY-AND-EQUITY]                 2,841,667
[SALES]                                              0
[TOTAL-REVENUES]                               205,236
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               141,390
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              54,805
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   (9,041)
[EPS-BASIC]                                     0.62
[EPS-DILUTED]                                        0