Form 10-Q
period 1999-09-30
AMRECORP REALTY FUND II
filed 1999-10-20
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 1999    Commission file number 2-90654

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

Consolidated Balance Sheet as of September 30, 1999 and December 31, 1998
                                                                      Page 3
Consolidated Statements of Operations for the Three and Nine months
Ended September 30, 1999 and 1998                                     Page 4

Consolidated Statements of Cash Flows for the Nine months Ended
September 30, 1999 and 1998                                           Page  5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                       AMRECORP REALTY FUND II
                Condensed Consolidated Balance Sheets
                                 September   December
                                    30,         31,
                                   1999        1998
                                (Unaudited)

ASSETS

Real Estate assets, at cost            $580,045    $580,045
Land                                  4,590,987   4,590,987
Buildings and improvements            5,171,032   5,171,032
Less: Accumulated depreciation       (2,874,495) (2,730,495)
Real estate, net                      2,296,537   2,440,537
Cash including cash investments         338,784     217,493
Escrow deposits                         183,195     179,757
Deferred Costs and Fees                  44,979      42,194
Other assets                              1,150       6,552

           Total assets              $2,864,645  $2,886,533


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable           $2,332,436  $2,362,879
Payable to Affiliates                       679       1,284
Interest payable                              0      18,384
Real estate taxes payable                61,887           0
Security deposits                        18,756      17,200
Accounts payable and accrued expense     78,748     120,886


       Total liabilities              2,492,506   2,520,633

PARTNERS CAPITAL (DEFICIT):
Limited Partners                        461,665     455,488
General Partners                        (89,526)    (89,588)

Total Partners Capital (Deficit)        372,139     365,900
Total Liability and Partners Equity  $2,864,645  $2,886,533
See notes to Condensed Consolidated Financial Statements




                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Operations
                             (Unaudited)

                             Three Months Ended  Nine Months Ended
                                September 30,      September 30,
REVENUES                            1999    1998     1999    1998

          Rental income         $203,019 $199,578 $597,940 $572,041
          Other property           6,343    7,389   19,722   33,516
           Total revenues        209,362  206,967  617,662  605,557

EXPENSES
          Salaries & wages        15,576   13,714   46,486   41,600
          Maintenance & repairs   16,904   10,907   44,683   49,637
          repairs
          Utilities                7,447    8,579   20,890   23,822
          Real estate taxes       21,417   20,250   61,917   60,750
          General & Admin.        19,213   12,725   52,152   38,378
          Contract Services        9,868   10,859   30,204   31,898
          Insurance                3,767    3,602   11,017   12,429
          Interest                54,590   55,378  164,410  166,548
          Depreciation and Amort. 48,000   48,000  144,000  144,000
          Property Mgmt Fees      10,368   10,142   30,532   28,996
          Amort. of deferred costs 1,711    1,711    5,132    5,132

           Total expenses        208,861  195,867 611,423   603,190



   NET INCOME (LOSS)                $501  $11,100  $6,239    $2,367

   NET INCOME PER UNIT             $0.03    $0.76   $0.43     $0.16

           See Notes to Condensed Consolidated Financial Statements






                       AMRECORP REALTY FUND II
           Condensed Consolidated Statement of Cash Flows
                              Unaudited
                                                Nine Months Ended
                                                  September 30,
                                                1999          1998

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                             $6,239         $2,367
Adjustments to reconcile net income (loss)
to net cash
provided by operating activities:
Depreciation and amortization                144,000        144,000

Net Effect of changes in operating accounts
Escrow deposits                               (3,438)       (19,262)
Deferred Costs                                (2,785)         5,132
Accrued real estate taxes                     61,887         60,711
Security deposits                              1,556            840
Accounts payable                             (42,138)       (41,138)
Other assets                                   5,402           (191)

   Net cash used by operating activities     170,723        152,459

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash used by operating activities           0              0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable          (30,443)       (28,065)
Distribution to Limited Partners                   0       (509,040)
Payments to amounts due affiliates              (605)        (6,203)
Decrease in accrued interest                 (18,384)       (18,624)
 Net cash provided by investing activities   (49,432)      (561,932)

NET INCREASE (DECREASE) IN CASH AND CASH     121,291       (409,473)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF      217,493        593,721
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD     $338,784       $184,248

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 1999 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with   approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 98.0% during the third quarter of 1999 as compared to 96.0% for the third quarter of 1998.

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998

Revenue from property operations increased $2,395 or 1.16%, for the third quarter of 1999, as compared to the 1998 third quarter. The increase in rental income of $3,441 or 1.72% is primarily due to higher rental rates. Other income decreased $1,046 or 14.16% primarily due to decreased late charges and other fees. The following table illustrates the components:

                   Increase   Per Cent
                  (Decrease)  Change

Rental income       $3,441    1.72%
Other property      (1,046)  14.16%
Net Increase        $2,395    1.16%

Property operating expenses increased $12,994 or 6.63%, for the third quarter of 1999, as compared to the same period in 1998. This was primarily due maintenance & repairs expenses increasing $5,997 or 54.98% this due to increased occupancy turnover. General and administrative increased $6,488 or 50.99% due to printing & mailing costs. Salaries & wages increased $1,862 or 13.58% primarily due to increased hours worked for apartment make-readies. Utilities decreased $1,132 or 13.20% as a result of water conservation efforts by the property. The following table illustrates the components by category:

                          Increase   Per Cent
                         (Decrease) Change


Salaries & wages          $1,862    13.58%
Maintenance & Repairs      5,997    54.98%
Utilities                 (1,132)   13.20%
Real estate taxes          1,167     5.76%
General & Administrative   6,488    50.99%
Contract services           (991)    9.13%
Insurance                    165     4.58%
Interest                    (788)    1.42%
Depreciation and Amort.        0     0.00%
Property Mgmt Fees           226     2.23%
Net Increase             $12,994     6.63%


FIRST NINE MONTHS 1999 COMPARED TO FIRST NINE MONTHS 1998

Revenue from property operations increased $12,105 or 2.00%, for the first nine months of 1999, as compared to the 1998 first nine months. The increase in rental income of $25,899 or 4.53% is primarily due to higher rental rates. Other income decreased
$13,794 or 41.16% primarily due to decreased fee income. The following table illustrates the components:

                        Increase     Per Cent
                        (Decrease)    Change

Rental income            $25,899     4.53%
Other property           (13,794)   41.16%
                         $12,105     2.00%

Property operating expenses increased $8,233 or 1.36%, for the first nine months of 1999, as compared to the same period in 1998. This was primarily due to increased general & administrative including printing and mailing costs. Utilities decreased $2,932 or 12.31% primarily due to water conservation efforts. Salaries and wages increased $4,886 or 11.75% due to increased labor for apartment make-readies. Insurance costs decreased $1,412 or 11.36% primarily due to lower rates as a result of better than expected loss claims expected loss claims. The following table illustrates the components by category:

                          Increase    Per Cent
                          (Decrease)  Change

Salaries & wages           $4,886    11.75%
Maintenance & repairs      (4,954)    9.98%
Utilities                  (2,932)   12.31%
Real estate taxes           1,167     1.92%
General administrative     13,774    35.89%
Contract services          (1,694)    5.31%
Insurance                  (1,412)   11.36%
Interest                   (2,138)    1.28%
Depreciation and Amort.        0      0.00%
Property management fees    1,536     5.30%
Net Increase (Decrease)    $8,233     1.36%


LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal. Accordingly, in 1996 the Partnership sold its investment in the shopping center located in Lancaster, Texas, recognizing a loss of $10,177. Shorewood Apartments, an apartment complex located in Charlotte, North Carolina was sold in January 1997. Net proceeds from the sale were 1.3 million dollars resulting in cash distribution of $100.00 per unit.

As of September 30, 1999, the Partnership had $338,784 in cash and cash equivalents as compared to $217,493 as of December 31 1998. The net increase in cash of $121,291 is principally due to cash flow from operations.

The property is encumbered by non-recourse mortgage as of September 30, 1999, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2001, are $37,105, $40,717, and $44,680, respectively.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     November 11, 1999
[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30, 1999 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-1999
[PERIOD-END]                               SEP-30-1999
[CASH]                                         338,784
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,171,032
[DEPRECIATION]                               2,874,495
[TOTAL-ASSETS]                               2,864,645
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,332,436
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     372,139
[TOTAL-LIABILITY-AND-EQUITY]                 2,864,645
[SALES]                                              0
[TOTAL-REVENUES]                               209,362
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               154,271
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              54,590
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                       501
[EPS-BASIC]                                     0.03
[EPS-DILUTED]                                        0