Form 10-K
period 1999-12-31
AMRECORP REALTY FUND II
filed 2000-03-30
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K
                           ANNUAL REPORT

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
    Exchange Act of 1934                      (No Fee Required)
            For the Fiscal year ended December 31, 1999
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities
           Exchange Act of 1934        (No Fee Required)
       For the Transaction Period from ________ to ________

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

On the property owned at December 31, 1999, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 1999 the Partnership owned one property, Chimney
Square Apartments. Prior to the disposal during January 1997 and August 1996 the Partnership also owned two other properties, as indicated below:

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




                          Occupancy Rates

                             Per cent



                                   1995   1996   1997   1998   1999
Lancaster Shopping Center          89.0%   NA     NA     NA     NA
Chimney Square                     90.9%  95.6%  90.6%  93.8%  97.0%
Shorewood Apartments               94.9%  94.0%   NA     NA     NA


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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 1999 there were approximately 1,946 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, 74- Mackenzie Patterson Fund ("Mackenzie") acquired 732, approximately 5%, of the outstanding Interests of the partnership in 1998 (as reported in Item 12(b)). - Mackenzie Patterson Special Fund 4 L.L.C. ("Mackenzie") acquired 441, approximately 3%, of the outstanding Interests of the partnership in 1999 (as reported in Item 12(b)). The registrant knows of no other activity involving the sale or acquisition of Interest.

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

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100
    1998               0                   $1                $35
    1999               0                   $0                $0

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

   Year Ended December 31
  (in thousands except unit
    and per unit amounts)

                               1999    1998     1997     1996     1995

Limited Partner Units         14,544  14,544   14,544   14,544   14,544
Outstanding

Statement of Operations
      Total Revenues            $833    $810   $2,122   $1,658   $1,629
      Net Income (Loss)
before extraordinary items        41      32    1,266    (135)    (672)
      Extraordinary Item -
Gain on debt forgiveness (a)       0       0        0    1,377        0
      Extraordinary Item-loss
on extinguishment of debt          0       0        0        0        0
      Net Income (Loss)           41      32    1,266    1,241    (672)
       Limited Partner Net
Income(Loss) per Unit - Basic   2.81    2.17    86.17    84.51  (45.74)
      Cash Distributions to
Limited Partners per Unit -
Basic                             0       35      100       50        0

Balance Sheet:
    Real Estate, net (b)     $2,275   $2,441   $2,602   $2,777   $6,971
Real Estate assets held
for sale, Net                     0        0        0    2,862        0

    Total Assets              2,901    2,887    3,408    6,271    7,499
    Mortgages and Notes       2,325    2,363    2,397    5,054    6,571
Payable
    Partner's Equity            407      366      843    1,032      517

(a) In connection with the sale of the commercial property located in Lancaster, Texas, the general partner relieved the Partnership of its obligation to repay the mortgage note, resulting in gain on forgiveness of debt.
(b) On August 23, 1996 the Partnership disposed of its shopping center located in Lancaster, Texas. The shopping center had accounted for $158,001, $230,651, $221,713, and $222,178 of revenues for the years ended December 31, 1996, 1995, 1994, and 1993. Additionally in January 1997 the Partnership disposed of its apartment complex in North Carolina. This apartment complex had accounted for $61,408, $708,624, and $671,691 of revenues for the years ended December 31, 1997, 1996, and 1995.


Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information" .

Results of Operations: 1999 VERSUS 1998

Revenue from Property Operations increased $22,972 or 2.84% as compared to 1998, due to increased occupancy and rental rates. Additionally, interest income decreased $15,421resulting from lower invested cash balances. Other income for 1999 increased $4,072 primarily due to increased fees to residents. The following table illustrates the increases or (decreases):

                  Increase/
                  (Decrease)

Rental income       $34,321
Interest           (15,421)
Other                 4,072
                  -----------
Net Increase        $22,972
                  ===========

Property operating expenses for 1999 increased $13,450 from 1998 or 1.73%. Expenses increased primarily due to payroll which rose $9,085 or 14.3% due to higher salaries The following table illustrates the increases or (decreases):


                              Increase
                             (Decrease)
                        ---------------------
Repairs and Maintenance       $(2,123)
Real estate taxes               8,156
General & Admin                   267
Utilities                      (1,842)
Payroll                         9,085
Interest                       (3,275)
Depreciation and amortization   1,305
Property management fees        1,877
                       ----------------------
Net  Decrease                 $13,450
                       ======================



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

                       Increase/
                       (Decrease)

Rental income           $(22,782)
Interest                  (4,170)
Gain On sale          (1,287,391)
Other                      2,368
                    --------------
Net Increase         $(1,311,975)
                    ==============

Property operating expenses for 1998 decreased $77,838 from 1997 or 9.09%. Expenses decreased primarily due to the sale of Shorewood Apartments. Chimney Square Apartments, the sole asset as of December 31, 1998, saw its operating expenses increase $5,429 or 1.70%. The following table illustrates the increases or (decreases):


                                   Increase
                                  (Decrease)
                            -----------------------
Repairs and Maintenance            $(26,936)
Real estate taxes                     1,344
General & Admin                      (8,144)
Administrative Service Fee             (192)
Utilities                            (7,785)
Payroll                             (15,813)
Interest                            (21,354)
Depreciation and amortization         2,041
Property management fees               (999)
                            -----------------------
Net Decrease                       $(77,838)
                            =======================



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

As of December 31, 1999, the Partnership had $378,479 in cash and cash equivalents as compared to $217,493 as of December 31, 1997. The net increase in cash of $160,986 is principally due to cash flow from operations.

The remaining property is encumbered by this nonrecourse mortgage as of December 31, 1999, with an interest rate of 9.325%. Required principal payments on this mortgage note for the five years ended December 31, 2004, are $40,717, $44,680, $49,029 $53,802 and
$59,039 respectively.

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












                      AMRECORP REALTY FUND II
                       FINANCIAL STATEMENTS
                 AND INDEPENDENT AUDITORS' REPORTS

                    December 31, 1999 and 1998

                  INDEX TO FINANCIAL STATEMENTS




Page

Independent Auditors' Reports                                        1

Financial Statements

  Balance Sheets as of December 31, 1999 and 1998                    3

  Statements of Income for the years ended December 31, 1999,
1998 and 1997                                                        4

  Statements of Partners' Equity (Deficit) for the years ended
  December 31, 1999, 1998, and 1997                                  5

  Statements of Cash Flows for the years ended December 31,
1999, 1998 and 1997                                                  6

  Notes to Financial Statements                                      7

  Schedule III - Real Estate and Accumulated Depreciation           13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.




                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income, partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 1999 and 1998 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 1999 and 1998 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


January 21, 2000
Dallas, Texas



INDEPENDENT AUDITORS' REPORT

To the General Partner
   and Limited Partners of
 Amrecorp Realty Fund II
Dallas, Texas

We have audited the accompanying statements of operations, partners' equity (deficit) and cash flows of Amrecorp Realty Fund
II (a Texas limited partnership) (the "Partnership") for the year ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 23, 1998






                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                   December 31, 1999 and 1998


                             ASSETS
                                                        1999         1998

Investments in real estate at cost
   Land                                               $580,045     $580,045
   Buildings, improvements and furniture and fixtures
                                                     4,617,978    4,590,987
                                                   --------------------------
                                                     5,198,023    5,171,032

   Accumulated  depreciation                        (2,923,170)  (2,730,495)
                                                   --------------------------
                                                     2,274,853    2,440,537

  Cash   and   cash  equivalents                       378,479      217,493
  Deferred financing costs, net of accumulated
    amortization of $52,221 and $45,379, respectively   35,352       42,194
  Escrow deposits                                      205,850      179,757
  Other assets                                           6,681        6,552
                                                   --------------------------
  TOTAL ASSETS                                       2,901,215    2,886,533
                                                   ==========================


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                     2,325,774    2,362,879
Accounts payable and accrued expenses                  105,498       94,466
Due to affiliates                                          977        1,284
Accrued interest payable                                18,161       18,384
Distributions payable                                   24,675       26,420
Security deposits                                       18,901       17,200
                                                   --------------------------
TOTAL LIABILITIES                                    2,493,986    2,520,633

PARTNERS' EQUITY                                       407,229      365,900
                                                   --------------------------
TOTAL LIABILITIES AND PARTNERS' EQUITY              $2,901,215   $2,886,533
                                                   ==========================



                    AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
      For the Years Ended December 31, 1999, 1998 and 1997
                                           1999           1998          1997
                                      ---------------------------------------
INCOME
 Rentals                              $803,677       $769,356      $792,138
 Interest                               13,576         28,997        33,167
 Other                                  15,967         11,895         9,527
 Gain on sale of property                  ---            ---     1,287,391
                                      ---------------------------------------
 Total income                          833,220        810,248     2,122,223

OPERATING EXPENSES
 Interest                              218,556        221,831       243,185
 Depreciation and amortization         199,517        198,212       196,171
 Real estate taxes                      90,376         82,220        80,876
 Payroll                                72,655         63,570        79,383
 Repairs and maintenance                71,140         73,263       100,199
 General and administrative             65,220         64,953        73,097
 Property management fee to affiliate   41,061         39,184        40,183
 Utilities                              27,894         29,736        37,521
 Administrative services fees to
    affiliate                            5,472          5,472         5,664
                                      ---------------------------------------
 Total operating expenses              791,891        778,441       856,279
                                      ---------------------------------------
 NET INCOME                            $41,329        $31,807    $1,265,944
                                      =======================================


NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic             $2.81          $2.17        $86.17
                                      =======================================
LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                    14,544         14,544        14,544
                                      =======================================





                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 1999, 1998 and 1997


                                      General        Limited
                                      Partner        Partners         Total
                                ---------------------------------------------
 Balance,  January  1,  1997        $(102,565)     $1,134,154    $1,031,589

 Distributions                            ---      (1,454,400)   (1,454,400)

 Net income                            12,659       1,253,285     1,265,944
                                ---------------------------------------------
 Balance, December 31, 1997           (89,906)        933,039       843,133

 Distributions                            ---        (509,040)     (509,040)

 Net income                               318          31,489        31,807
                                ---------------------------------------------
 Balance, December 31, 1998           (89,588)        455,488       365,900

 Net income                               413          40,916        41,329
                                ---------------------------------------------
 Balance,   December  31,  1999      $(89,175)       $496,404      $407,229
                                =============================================










                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 1999, 1998 and 1997

                                             1999          1998          1997
                                       --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                               $41,329       $31,807    $1,265,944
 Adjustments to reconcile net income to
   net cash provided by operations:
 Gain on sale of assets                       ---           ---    (1,287,391)
 Depreciation and amortization            199,517       198,212       196,171
 Changes in assets and liabilities:
   Escrow deposits                         (5,432)      (11,482)          221
   Deferred costs                             ---           ---        29,599
   Other assets                              (129)        2,244         9,070
   Accrued interest payable                  (223)         (240)      (17,203)
   Due to affiliates                         (307)       (7,490)        1,920
   Accounts payable and accrued expenses   11,032        (2,139)       (6,414)
   Security deposits                        1,701           400       (23,202)
                                       ---------------------------------------
 Net cash provided by operating
   activities                             247,488       211,312       168,715


CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate               (26,991)      (30,093)      (13,571)
 Proceeds from sale of assets, net            ---           ---     4,149,635
 Deposits to reserve for replacements     (33,806)      (34,649)      (35,366)
 Disbursements from reserve for
   replacements                            13,145        21,055        46,534
                                       ---------------------------------------
 Net cash provided by (used for)
     investing activities                 (47,652)      (43,687)    4,147,232

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable  (37,105)      (33,813)   (2,657,381)
 Distributions                                ---      (509,040)   (1,454,400)
 Distributions payable                     (1,745)       (1,000)       27,420
                                       ---------------------------------------
 Net cash used for financing activities   (38,850)     (543,853)   (4,084,361)
                                       ---------------------------------------
 Net increase (decrease) in cash and cash
   equivalents                            160,986      (376,228)      231,586
 Cash and cash equivalents at beginning
   of period                              217,493       593,721       362,135
                                       ---------------------------------------
 Cash and cash equivalents at end
   of period                             $378,479      $217,493      $593,721
                                       =======================================
 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest  $218,779      $222,071      $260,388





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     Amrecorp Realty Fund II (the "Partnership"), a Texas limited partnership, was formed on April 16, 1984, under the laws of the state of Texas, for the purpose of acquiring, maintaining, developing, operating, and selling buildings and improvements. The Partnership owns and operates rental apartments in Abilene, Texas. During the year ended December 31, 1997, the Partnership owned and operated an additional apartment complex in Charlotte, North Carolina. In 1997, the Partnership sold the apartment complex located in Charlotte, North Carolina and recognized a gain of $1,287,391. Net proceeds received as a result of this sale amounted to $4,149,635. The Partnership will be terminated by December 31, 2014, although this date can be extended if certain events occur. The general partner is Mr. Robert J. Werra.

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 1999. Under the terms of the offering, no additional units will be offered.


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





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

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

     Revenue Recognition



     The Partnership has leased substantially all of its rental apartments under cancelable leases for periods generally less than one year. Rental revenue is recognized on a monthly basis as earned.


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







                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Long-Lived Assets



     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current estimates, management does not believe impairment of operating properties is present.



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

	Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe significant credit risk exists at December 31, 1999.


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






                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1999, 1998, and 1997, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.


      Segment Information


     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     Mortgage payable of $2,325,774 and $2,362,879 at December 31, 1999 and 1998, respectively, bears interest at a rate of 9.325% and is payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,089,000 is due. This mortgage note is secured by real estate with a net book value of $2,440,537.

     At December 31, 1999, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows

              2000                         $40,717
              2001                          44,680
              2002                          49,029
              2003                          53,082
              2004                          59,039
              Thereafter                 2,079,227
                                      --------------
                                        $2,325,774
                                      ==============






                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998



NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 1999, 1998 and 1997:

                                        1999          1998          1997
                                    -----------------------------------------
     Property management fee         $41,061       $39,184       $40,183
     Administrative service fee        5,472         5,472         5,664

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 1999 and 1998, totaled $977 and $1,284, respectively.

   NOTE D - COMMITMENTS


     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership. No such fees were paid to Univesco in connection with the 1997 disposal.

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of expenses over revenues for 1999 would have been as follows:



       Net income per accompanying financial statements   $41,329

       Add - book basis depreciation using
      straight-line method                                192,675

       Deduct - income tax basis depreciation
      expense using ACRS method                          (236,252)
                                                      ---------------

       Excess of expenses over revenues,
      accrual income tax basis                            $(2,248)








                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 1999 and 1998.

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





AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 1999
                              Initial Cost
                             to Partnership
                  ------------------------------------

Description       Encumb       Land          Building       Total Cost
                  rances                     and            Subsequent to
                                             Improve        Acquisition
                                             ments
A 128-unit
two-story
apartment
community  of
wooden  frame
construction
and a
combination
brick  veneer
and wood
siding
exterior
located in
Abilene,
Texas               (b)      $580,045      $4,341,569        $276,409
                 ============================================================

                             Gross Amounts at Which
                            Carried at Close of Year
                      --------------------------------------

Land      Buildings   Total        Accumulated   Date of   Date      Life on
          and        (c)(d)        Depreciation  Construc  Acquired  Which
          Improve                                tion                Deprecia
          ments                                                      tion is
                                                                     Computed
                                                 Complete
                                                 at date
$580,045  $4617,978  $5,198,023    $2,923,170    acquired  11/1/84      (a)
================================================


See notes to Schedule III.






AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 1999


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated
    depreciation   for  the  years   ended   December   31,   1999,
    1998 and 1997 is as follows:

                                        Investments    Accumulated
                                          in Real      Depreciation
                                          Estate
                                    ------------------------------------

    Balance, January 1, 1997            $9,975,915     $4,336,679

        Acquisitions                        13,571            ---
        Depreciation expense                   ---        188,749
        Sale of real estate             (4,848,547)    (1,986,303)
                                    ------------------------------------

    Balance, December 31, 1997           5,140,939      2,539,125

        Acquisitions                        30,093            ---
        Depreciation expense                   ---        191,370
                                    ------------------------------------
   Balance, December 31, 1998           5,171,032      2,730,495

        Acquisitions                        26,991            ---
        Depreciation expense                   ---        192,675
                                    ------------------------------------

    Balance, December 31, 1999          $5,198,023     $2,923,170
                                    ====================================


(d) Aggregate cost for federal income tax purposes is $5,215,616.




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

      For the Fiscal year ended December 31, 1999, 1998 and 1997, property management fees earned totaled $41,061,$39,184,and, $40,183, respectively. An additional administration service fee was paid to the general partner of $5,472,$5,472, and $5,664, for the years ended December 31, 1999, 1998 and 1997, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a) No one owns of record, except as noted in Item (b) below, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of March 1, 2000.

   Title          Name of                       Amount and Nature   Percent of
   of Class       Beneficial Owner              of Beneficial       Interest
                                                Ownership
------------------------------------------------------------------------------
   Limited        Robert J. Werra               86 units              0.59%
   Partnership    6210 Campbell Rd. #140
   Interests      Dallas, Texas 75248

   Limited        74-Mackenzie Patterson Fund   732 units             5.033%
   Partnership    1640 School St #100
   Interests      Morgana, CA  94556

   Limited        Mackenzie Patterson Special   441 units             3.032%
   Partnership    Fund 4 L.L.C.
   Interests      1640 School St #100
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

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 1999.

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


                              March 29, 2000