Form 10-Q
period 2000-03-31
AMRECORP REALTY FUND II
filed 2000-05-10
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2000   Commission file number 2-90654

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

    Consolidated Balance Sheet as of March 31, 2000 and
    December 31, 1999                                            Page 3

    Consolidated Statements of Operations for the Three months
    Ended March 31, 2000 and 1999                                Page 4

    Consolidated Statements of Cash Flows for the Three months Ended
    March 31, 2000 and 1999                                      Page  5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                         Page 6

     Liquidity and Capital Resources                             Page 7

     Other Information                                           Page 8

     Signatures                                                  Page 9

The statements, insofar as they relate to the period subsequent to December 31, 1999 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets

                                              March 31,       December 31,
                                                2000             1999
                                            (Unaudited)

ASSETS

Real Estate assets, at cost                   $580,045          $580,045
Land                                         4,617,978         4,617,978
Buildings and improvements                   5,198,023         5,198,023
      Less: Accumulated depreciation        (2,973,170)       (2,923,170)
Real estate, net                             2,224,853         2,274,853
Investments in Real Estate Held for Sale
Cash including cash investments                429,875           378,479
Escrow deposits                                150,105           205,850
Deferred Costs and Fees                         33,641            35,352
Other assets                                     2,911             6,681

          Total assets                      $2,841,385        $2,901,215


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable                  $2,312,784        $2,325,774
Payable to Affiliates                            3,556               977
Interest payable                                     0            18,161
Real estate taxes payable                       23,751                 0
Security deposits                               18,701            18,901
Accounts payable and accrued expenses           66,511           130,174

                    Total liabilities        2,425,303         2,493,987
PARTNERS CAPITAL (DEFICIT):
Limited Partners                               505,169           496,403
General Partners                               (89,087)          (89,175)

Total Partners Capital (Deficit)               416,082           407,228



    Total Liability and Partners equity     $2,841,385        $2,901,215


           See notes to Condensed Consolidated Financial Statements



                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                            Three Months Ended
                                March 31,
REVENUES                                              2000          1999

         Rental income                            $201,314      $197,508
         Other property                              7,058         5,556
                 Total revenues                    208,372       203,064

EXPENSES
         Salaries & wages                           19,114        12,740
         Maintenance & repairs                      13,094        15,119
         Utilities                                   6,994         6,880
         Real estate taxes                          23,751        20,250
         General administrative                      6,810        22,316
         Contract services                           9,873        10,604
         Insurance                                   3,770         3,641
         Interest                                   54,144        55,015
         Depreciation and amortization              50,000        48,000
         Property managment fees                    10,257        10,091
         Amortization of deferred costs and fees     1,711         1,711

                 Total expenses                    199,518       206,367





  NET INCOME (LOSS)                                 $8,854       ($3,303)


  NET INCOME PER SHARE                               $0.61        $(0.23)


           See Notes to Condensed Consolidated Financial Statements






                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows
                           Unaudited
                                             Three Months Ended
                                                  March 31,
                                                         2000        1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                       $8,854     ($3,303)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization                           50,000      48,000
Net Effect of changes in operating accounts
Escrow deposits                                         55,745      36,126
Deferred Costs                                           1,711       1,711
Accrued real estate taxes                               23,751      20,220
Security deposits                                         (200)        251
Accounts payable                                       (63,663)    (69,826)
Other assets                                             3,770       3,640

   Net cash used by operating activities                79,968      36,819

CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by operating activities                     0           0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                    (12,990)    (11,895)
Proceeds from amounts due affiliates                     2,579      13,212
Increase in accrued interest                           (18,161)          0
 Net cash provided by investing activities             (28,572)      1,317

NET INCREASE (DECREASE) IN CASH AND CASH                51,396      38,136
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF                378,479     217,493
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD               $429,875    $255,629

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 2000 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with  approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 98.3% during the first quarter of 2000 as compared to 94.8% for the fist quarter of 1999.

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Revenue from property operations increased $5,308 or 2.61%, for the first quarter of 2000, as compared to the 1999 first quarter. The increase in rental income of $3,806 or 1.93% is primarily due to increased occupancy and higher rental rates. Other income increased $1,502 or 27.03% primarily due to increased late charges and other fees. The following table illustrates the components:

                                           Increase      Per Cent
                                          (Decrease)      Change


Rental income                               $3,806        1.93%
Other property                               1,502       27.03%
                                            $5,308        2.61%

Property operating expenses decreased $6,849 or 3.32%, for the first quarter of 2000, as compared to the same period in 1999.
This   was   primarily   due   from   decreased   general   and
administrative  costs  which dropped  $15,506  or  69.48%  from
decreases  in  postage  related mailings.    Salaries  &  wages
increased $6,374 or 50.03% due to increased staff levels. Real estate taxes increased $3,501 or 17.29% due to higher property value assessments. Maintenance and repairs decreased $2,025 or 13.39% from lower turnover of residents. The following table illustrates the components by category:
                                          Increase       Per Cent
                                         (Decrease)       Change


Salaries & wages                           $6,374         50.03%
Maintenance & repairs                      (2,025)        13.39%
Utilities                                     114          1.66%
Real estate taxes                           3,501         17.29%
General administrative                    (15,506         69.48%
Contract services                            (731)         6.89%
Insurance                                     129          3.54%
Interest                                     (871)         1.58%
Depreciation and amortization               2,000          4.17%
Property management fees                      166          1.65%
Net Increase (Decrease)                   ($6,849)         3.32%

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

As  of March 31, 2000, the Partnership had $429,875 in cash and cash  equivalents  as compared to $378,479 as  of  December  31
1999.   The net increase in cash of $51,396 is principally  due
to cash flow from operations.

The property is encumbered by non-recourse mortgage as of March 31, 2000, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2002, are $40,717, $44,680, and $49,029 respectively.

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

                    None.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     May 8, 2000

[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE MARCH 31, 2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               MAR-31-2000
[CASH]                                         429,875
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,198,023
[DEPRECIATION]                               2,973,170
[TOTAL-ASSETS]                               2,841,385
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,312,784
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                     416,082
[TOTAL-LIABILITY-AND-EQUITY]                 2,841,385
[SALES]                                              0
[TOTAL-REVENUES]                               208,372
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               145,374
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              54,144
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     8,854
[EPS-BASIC]                                     0.61
[EPS-DILUTED]                                        0