Form 10-Q
period 2000-06-30
AMRECORP REALTY FUND II
filed 2000-08-01
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2000    Commission file number 2-90654

                    AMRECORP REALTY FUND II

    (Exact name of registrant as specified in its charter)

              TEXAS                               75-1956009
 (State or other jurisdiction of                (IRS Employer
  incorporation or organization                 Identification
                                                    Number)

                     6210 Campbell Road Suite 140
                         Dallas, Texas  75248

               (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)380-8000.


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

    Consolidated Balance Sheet as of June 30, 2000 and
    December 31, 1999                                          Page 3

    Consolidated Statements of Operations for the Three months and Six Months Ended June 30, 2000 and 1999
                                                               Page 4

    Consolidated Statements of Cash Flows for the Three months
    Ended June 30, 2000 and 1999
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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets

                                  June 30,            December 31,
                                    2000                 1999
                                 (Unaudited)

ASSETS

Real Estate assets, at cost       $580,045             $580,045
Land                             4,617,978            4,617,978
Buildings and improvements       5,198,023            5,198,023
Less: Accumulated depreciation  (3,023,170)          (2,923,170)
Real estate, net                 2,174,853            2,274,853
Investments in Real Estate
Held for Sale
Cash including cash investments    120,143              378,479
Escrow deposits                    168,483              205,850
Deferred Costs and Fees             46,617               35,352
Other assets                         1,150                6,681

           Total assets         $2,511,246           $2,901,215


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable      $2,302,678           $2,325,774
Payable to Affiliates                1,114                  977
Interest payable                         0               18,161
Real estate taxes payable           47,502                    0
Security deposits                   18,001               18,901
Accounts payable and accrued        73,509              130,174
expenses

      Total liabilities          2,442,804            2,493,987
PARTNERS CAPITAL (DEFICIT):
Limited Partners                   157,369              496,403
General Partners                  (88,927)              (89,175)

Total Partners Capital              68,442              407,228
(Deficit)


                    Total       $2,511,246           $2,901,215

Liability and Partners Equity

   See notes to Condensed Consolidated Financial Statements



                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                              Three Months           Six Months Ended
                             Ended June 30,              June 30,


REVENUES                     2000       1999           2000       1999

   Rental income           $211,721   $197,413       $413,035   $394,921

   Other property            13,183      7,823         20,241     13,379
   Total revenues           224,904    205,236        433,276    408,300


EXPENSES
   Salaries & wages          16,568     18,170         35,682     30,910
   Maintenance & repairs     17,514     12,660         30,608     27,779
   Utilities                  6,541      6,563         13,535     13,443
   Real estate taxes         23,751     20,250         47,502     40,500
   General administrative    14,062     10,623         20,872     32,939
   Contract services          9,794      9,732         19,667     20,336
   Insurance                  4,070      3,609          7,840      7,250
   Interest                  54,024     54,805        108,168    109,820
   Depreciation and          50,000     48,000        100,000     96,000
     amortization
   Property management fees  10,910     10,073         21,167     20,164
   Amortization of            1,710      1,710          3,421      3,421
     deferred costs and fees


   Total expenses           208,944    196,195        408,462    402,562



   NET INCOME (LOSS)        $15,960     $9,041        $24,814     $5,738



   NET INCOME PER SHARE       $1.10      $0.62          $1.71      $0.39




   See Notes to Condensed Consolidated Financial Statements





                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows
                           Unaudited
                                                Three Months Ended
                                                     June 30,
                                               2000            1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                            $24,814          $5,738

Adjustments to reconcile net income (loss) to net cashprovided by operating activities:

Depreciation and amortization                100,000          96,000


Net Effect of changes in operating accounts

Escrow deposits                               37,367          29,310
Deferred Costs                               (11,265)         (7,890)
Accrued real estate taxes                     47,502          40,470
Security deposits                               (900)          1,221
Accounts payable                             (56,665)        (51,566)
Other assets                                   5,531           5,402

   Net cash used by operating activities     146,384         118,685

CASH FLOWS FROM INVESTING ACTIVITIES               0               0
   Net cash used by operating activities           0               0

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of mortgage notes payable       (23,096)        (21,061)
   Distribution to Limited Partners         (363,600)              0
   Proceeds from amounts due affiliates          137          (1,284)
   Increase in accrued interest              (18,161)        (18,384)
   Net cash provided by investing           (404,720)        (40,729)
    activities

NET INCREASE (DECREASE) IN CASH AND CASH    (258,336)         77,956
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF      378,479         217,493
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD     $120,143        $295,449
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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 2000 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with  approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 96.9% during the second quarter of 2000 as compared to 96.0% for the second quarter of 1999.

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999

Revenue from property operations increased $19,668 or 7.25%, for the second quarter of 2000, as compared to the 1999 second quarter. The increase in rental income of $14,308 or 7.25% is primarily due to increased occupancy and higher rental rates. Other income increased $5,360 or 68.52% primarily due to increased late charges and other fees. The following table illustrates the components:

                        Increase   Percent
                       (Decrease)  Change

Rental income            $14,308    7.25%
Other property             5,360   68.52%
                         $19,668    9.58%

Property operating expenses increased $12,749 or 6.50%, for the second quarter of 2000, as compared to the same period in 1999. This was primarily due from increased maintenance and repairs. Maintenance & repairs increased $4,854 or 38.34% higher turnover of residents. General and administrative costs increased $3,439 or 32.37% from increases in postage related mailings. Real estate taxes increased $3,50 or 17.9% primarily due to increased assessments on the property. Insurance increased $461 or 12.77% with the annual policy renewal. The following table illustrates the components by category:

                       Increase     Percent
                      (Decrease)    Change


Salaries & wages       ($1,602)       8.82%
Maintenance & repairs    4,854       38.34%
Utilities                  (22)       0.34%
Real estate taxes        3,501       17.29%
General administrative   3,439       32.37%
Contract services           62        0.64%
Insurance                  461       12.77%
Interest                  (781)       1.43%
Depreciation and         2,000        4.17%
 amortization
Property management fees   837        8.31%

Net Increase           $12,749        6.50%

FIRST SIX MONTHS 2000 COMPARED TO FIRST SIX MONTHS 1999

Revenue from property operations increased $24,976 or 6.12%, for the first six months of 2000, as compared to the 1999 first six months. The increase in rental income of $18,114 or 4.59% is primarily due to increased occupancy and higher rental rates. Other income increased $6,862 or 51.29% primarily due to increased late charges and other fees. The following table illustrates the components:

                        Increase       Percent
                       (Decrease)      Change


Rental income            $18,114        4.59%
Other property             6,862       51.29%
                         $24,976        6.12%

Property operating expenses increased $5,900 or 1.47%, for the first six months quarter of 2000, as compared to the same period in 1999. This was primarily due from decreased general and administrative costs which dropped $12,067 or 36.63% from decreases in postage related mailings. Salaries & wages increased $4,772 or 15.44% due to increased staff levels. Real estate taxes increased $7,002 or 17.29% due to higher property value assessments. Maintenance and repairs increased $2,829 or 10.18% from higher turnover of residents. The following table illustrates the components by category:

                             Increase         Percent
                            (Decrease)        Change

Salaries & wages              $4,772          15.44%
Maintenance & repairs          2,829          10.18%
Utilities                         92           0.68%
Real estate taxes              7,002          17.29%
General                      (12,067)         36.63%
administrative
Contract services               (669)          3.29%
Insurance                        590           8.14%
Interest                      (1,652)          1.50%
Depreciation and amortization  4,000           4.17%
Property management fees       1,003           4.97%

Net Increase (Decrease)       $5,900           1.47%



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

As  of June 30, 2000, the Partnership had $120,143 in cash  and cash  equivalents  as compared to $378,479 as  of  December  31
1999. The net decrease in cash of $258,336 is principally due to partnership distributions.

The property is encumbered by non-recourse mortgage as of June 30, 2000, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2002, are $40,717, $44,680, and $49,029 respectively.

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


Item 1.                  Legal Proceedings
                           See Part I Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Item 2.                  Changes in Securities.
                           None

Item 3.                  Defaults upon Senior Securities
                           None

Item 4.                  Submission of Matter to a Vote of Security Holders.
                           None

Item 5.                  Other Information.
                           None

Item 6.                  Exhibits and Reports on Form 8-K.
                           None

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 1, 2000

[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE JUNE 30, 2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES
AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               JUN-30-2000
[CASH]                                         120,143
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,198,023
[DEPRECIATION]                               3,023,170
[TOTAL-ASSETS]                               2,511,246
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,302,678
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                      68,442
[TOTAL-LIABILITY-AND-EQUITY]                 2,511,246
[SALES]                                              0
[TOTAL-REVENUES]                               224,904
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               154,920
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              54,024
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    15,960
[EPS-BASIC]                                     1.10
[EPS-DILUTED]                                        0