Form 10-Q
period 2000-09-30
AMRECORP REALTY FUND II
filed 2000-11-03
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For Quarter Ended September 30, 2000 Commission file number 2-90654


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


Consolidated Balance Sheet as of September 30, 2000 and
December 31, 1999.                                         Page 3

Consolidated Statements of Operations for the Three months
and Nine Months Ended September 30, 2000 and 1999.         Page 4


Consolidated Statements of Cash Flows for the Nine months
Ended September 30, 2000 and 1999.                         Page 5




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

                                 September 30,2000     December 31,1999
                                   (Unaudited)

ASSETS

Real Estate assets, at cost           $580,045             $580,045
Land                                 4,617,978            4,617,978
Buildings and improvements           5,198,023            5,198,023
Less: Accumulated depreciation      (3,073,170)          (2,923,170)

Real estate, net                     2,124,853            2,274,853
Investments in Real Estate Held
for Sale
Cash including cash investments        156,515              378,479
Escrow deposits                        211,113              205,850
Deferred Costs and Fees                 41,850               35,352
Other assets                             1,150                6,681

           Total assets             $2,535,481           $2,901,215



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable          $2,292,309           $2,325,774

Payable to Affiliates                    1,715                  977
Interest payable                             0               18,161
Real estate taxes payable               71,836                    0
Security deposits                       18,350               18,901
Accounts payable and accrued            74,269              130,174
expenses

       Total liabilities             2,458,479            2,493,987
PARTNERS CAPITAL (DEFICIT):
Limited Partners                       165,843              496,403
General Partners                       (88,841)             (89,175)

Total Partners Capital(Deficit)         77,002              407,228

Total
Liability and Partners Equity       $2,535,481           $2,901,215


        See notes to Condensed Consolidated Financial Statements





                        AMRECORP REALTY FUND II
            Condensed Consolidated Statement of Operations
                             (Unaudited)

REVENUES                       Three Month Ended     Nine Months Ended

                                    September 30,        September 30,
                                  2000       1999       2000      1999

     Rental income             $212,307  $203,019     $625,342  $597,940
     Other property               5,503     6,343       25,744    19,722

           Total Revenues       217,810   209,362      651,086   617,622



EXPENSES
     Salaries & wages            19,794    15,576       55,476    46,486
     Maintenance & repairs       15,101    16,904       45,709    44,683
     Utilities                    7,299     7,447       20,834    20,890
     Real estate taxes           24,334    21,417       71,836    61,917
     General administrative      12,122    19,213       32,994    52,152
     Contract services            9,786     9,868       29,453    30,204
     Insurance                    4,667     3,767       12,507    11,017
     Interest                    53,634    54,590      161,802   164,410
     Depreciation and            50,000    48,000      150,000   144,000
     amortization
     Property management         10,806    10,368       31,973    30,532
     fees
     Amortization of deferred     1,711     1,711        5,132     5,132
     costs and fees

            Total expenses      209,254   208,861      617,716   611,423






NET INCOME (LOSS)                $8,556      $501      $33,370    $6,239



NET INCOME PER SHARE             $ 0.59    $ 0.03      $  2.29    $ 0.43


       See Notes to Condensed Consolidated Financial Statements






                         AMRECORP REALTY FUND II
              Condensed Consolidated Statement of Cash Flows
                               Unaudited

                                          Nine Months Ended
                                            September 30,
                                          2000         1999

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                        $33,370      $6,239

Adjustments to reconcile net income
(loss)to net cash provided by
operating activities:

Depreciation and amortization            150,000     144,000
Gain on Sale of Asset                          0           0

Net Effect of changes in operating
accounts

Escrow deposits                           (5,263)     (3,438)
Deferred Costs                            (6,498)     (2,785)
Accrued real estate taxes                 71,836      61,887
Security deposits                           (551)      1,556
Accounts payable                         (55,905)    (42,138)
Other assets                               5,535       5,402

     Net cash used by operating          192,524     170,723
     activities

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash used by operating                0           0
     activities

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of mortgage notes payable      (33,465)    (30,443)
Distribution to Limited Partners        (363,600)          0
Proceeds from amounts due affiliates         738        (605)
Increase in accrued interest             (18,161)    (18,384)
     Net cash provided by investing     (414,488)    (49,432)
     activities

NET INCREASE (DECREASE)IN CASH AND      (221,964)    121,291
CASH RQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF  378,479     217,493
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD $156,515    $338,784


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 2000 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet.

The occupancy of Chimney Square averaged 97.4% during the third quarter of 2000 as compared to 97.7% for the third quarter of 1999.

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Revenue from property operations increased $8,448 or 4.04%, for the third quarter of 2000, as compared to the 1999 third quarter. The increase in rental income of $9,288 or 4.57% is primarily due to higher rental rates. Other income decreased $840 or 13.24% primarily due to decreased late charges and other fees. The following table illustrates the components:


                         Increase   Per Cent
                        (Decrease)   Change

Rental income             $9,288      4.57%
Other property              (840)    13.24%

                          $8,448      4.04%

Property operating expenses increased $393 or 0.19%, for the third quarter of2000, as compared to the same period in 1999. This was primarily due from decreased general and administrative. General and administrative costs decreased $7,091 or 36.91% from decreases in postage related mailings. Maintenance & repairs decreased $1,803 or 10.67% due to reduced turnover of residents. Real estate taxes increased $2,917 or 13.62% primarily due to increased assessments on the property. Insurance increased $900 or 23.89% with the annual policy renewal. The following table illustrates the components by category:


                                     Increase       Per Cent
                                    (Decrease)       Change

Salaries & wages                      $4,218         27.08%
Maintenance & repairs                 (1,803)        10.67%
Utilities                               (148)         1.99%
Real estate taxes                      2,917         13.62%
General administrative                (7,091)        36.91%
Contract services                        (82)         0.83%
Insurance                                900         23.89%
Interest                                (956)         1.75%
Depreciation and amortization          2,000          4.17%
Property management fees                 438          4.22%
Net Increase (Decreased)                $393          0.19%






FIRST NINE MONTHS 2000 COMPARED TO FIRST NINE MONTHS 1999

Revenue from property operations increased $33,424 or 5.41%, for the first nine months of 2000, as compared to the 1999 first nine months. The increase in rental income of $27,402 or 4.58% is primarily due to higher rental rates. Other income increased $6,022 or 30.53% primarily due to increased late charges and other fees. The following table illustrates the components:

                         Increase     PerCent
                        (Decrease)    Change


Rental income            $27,402        4.58%
Other property             6,022       30.53%
                         $33,424        5.41%


Property operating expenses increased $6,293 or 1.03%, for the first nine months quarter of 2000, as compared to the same period in 1999. This was primarily due from decreased general and administrative costs which dropped
$19,158 or 36.73%   from  decreases in postage related mailings.  Salaries &
wages increased $8,990 or 19.34% due to increased staff levels. Real estate taxes increased $9,919 or 19.34% due to higher property value assesments. Insurance increased $1,490 or 13.52% with the anuaul policy renewal. Maintenance and repairs increased $1,026 or 2.30% from higher turnover of residents. The following table illustrates the components by category:


                                     Increase     Per Cent
                                    (Decrease)     Change


Salaries & wages                      $8,990       19.34%
Maintenance & repairs                  1,026        2.30%
Utilities                                (56)       0.27%
Real estate taxes                      9,919       16.02%
General administrative               (19,158)      36.73%
Contract services                       (751)       2.49%
Insurance                              1,490       13.52%
Interest                              (2,608)       1.59%
Depreciation and amortization          6,000        4.17%
Property management fees               1,441        4.72%
Net Increase (Decrease)               $6,293        1.03%


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

As of September 30, 2000, the Partnership had $153,511 in cash and cash equivalents as compared to $378,479 as of December 31, 1999. The net decrease in cash of $224,968 is principally due to partnership distributions.





The property is encumbered by non-recourse mortgage as of September 30, 2000 with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2002 are $40,717, $44,680, and $49,029 respectively.

  For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by the net cash from operations. The primary source of capital to fund furture Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of properties.


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

In February, 1991, Amrecorp Realty Inc., resigned as the Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Rober J. Werra, CEO.


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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date: November 1, 2000
[ARTICLE] 5
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BOTH
THE SEPTEMBER 30, 2000 BALANCE SHEET AND STATEMENT OF INCOME AND EXPENSES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS. [/LEGEND]
[CIK] 0000745061
[NAME] AMRECORP REALTY FUND II

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          DEC-31-2000
[PERIOD-END]                               SEP-30-2000
[CASH]                                         156,515
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                                     0
[PP&E]                                       5,198,023
[DEPRECIATION]                               3,073,170
[TOTAL-ASSETS]                               2,535,481
[CURRENT-LIABILITIES]                                0
[BONDS]                                      2,292,309
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                      77,002
[TOTAL-LIABILITY-AND-EQUITY]                 2,535,481
[SALES]                                              0
[TOTAL-REVENUES]                               217,810
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               155,620
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              53,634
[INCOME-PRETAX]                                      0
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     8,556
[EPS-BASIC]                                     0.59
[EPS-DILUTED]                                        0