Form 10-K
period 2000-12-31
AMRECORP REALTY FUND II
filed 2001-03-23
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K
                           ANNUAL REPORT

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934                      (No Fee Required)

           For the Fiscal year ended December 31, 2000

 [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934                      (No Fee Required)

         For the Transaction Period from ________ to ________

                  Commission File Number 2-90654

                      AMRECORP REALTY FUND II
      (Exact name of registrant as specified in its charter)

          Texas                                        75-1956009
(State or Other Jurisdiction of                     (I.R.S. Employer
(Incorporation or Organization)                 (Identification Number)

6210 Campbell Road, Suite 140, Dallas, Texas             75248
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including area code   (972) 380-8000

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

On the property owned at December 31, 2000, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 2000 the Partnership owned one property, Chimney
Square Apartments. Prior to the disposal during January 1997 and August 1996 the Partnership also owned two other properties, as indicated below:

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





                              Occupancy Rates

                                  Percent



                       1996     1997     1998     1999     2000
Chimney Square         95.6%    90.6%    93.8%    97.0%    96.9%
Shorewood Apartments   94.0%     NA       NA       NA       NA


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




                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2000 there were approximately 1,946 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

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

The General Partner continues to review the Partnership's ability to make distributions on a quarter by quarter basis. In 2000 the partnership distributed $25 per limited partnership unit. In 1998 the Partnership distributed $35 per $1000 unit due to the refinancing of Chimney Square Apartments. In 1997 the Partnership distributed $100 per $1000 unit due to the sale of Shorewood Apartments. In 1996 the Partnership distributed $50 per $1000 unit due to the sale of Lancaster Place.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED

1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100
    1998               0                   $1                $35
    1999               0                   $0                $0
    2000               2                   $0                $25

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

                              Year Ended December 31
                (in thousands except unit  and per unit amounts)

                                      2000    1999    1998    1997   1996

Limited Partner Units Outstanding   14,544  14,544  14,544  14,544 14,544

Statement of Operations
 Total Revenues                       $869    $833    $810  $2,122 $1,658
 Net Income (Loss) before
   extraordinary items                  77      41      31   1,266   (135)
 Extraordinary Item - Gain on debt
   forgiveness (a)                       0       0       0       0  1,377
 Extraordinary Item-loss on
   extinguishment of debt                0       0       0       0      0
 Net Income (Loss)                      77      41      31   1,266  1,241
 Limited Partner Net Income(Loss)
   per Unit - Basic                   4.78    2.81    2.17   86.17  84.51
 Cash Distributions to Limited
   Partners per Unit - Basic            25       0      35     100     50


Balance Sheet:
 Real Estate, net (b)               $2,119  $2,275  $2,441  $2,602 $2,777
 Real Estate assets held
   for sale, Net                         0       0       0       0  2,862
 Total Assets                        2,586   2,901   2,887   3,408  6,271
 Mortgages and Notes Payable         2,285   2,325   2,363   2,397  5,054
 Partner's Equity                      121     407     366     843  1,032

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



Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information."

Results of Operations: 2000 VERSUS 1999

Revenue from Property Operations increased $35,873 or 4.31% as compared to 1999, due to increased occupancy and rental rates. Additionally, interest income increased $3.355 resulting from higher cash balances. Other income for 2000 increased $1,555 primarily due to increased fees to residents. The following table illustrates the increases:

                   Increase
                  (Decrease)

Rental income       $30,963
Interest              3,355
Other                 1,555
Net Increase        $35,873


Property  operating expenses for 2000 increased $97  from  1999  or
0.01. Real estate taxes rose $14,378 or 15.9% primarily due to increased assessed valuations. General & administrative decreased $9,933 or 15.23% primarily due to decreased partnership administrative costs. The following table illustrates the increases or (decreases):


                                Increase
                               (Decrease)

Repairs and Maintenance         (6,380)
Real estate taxes               14,378
General & Admin                 (9,933)
Utilities                         (155)
Payroll                          5,636
Interest                        (3,602)
Depreciation and amortization   (1,646)
Property managements fees        1,605

Net Increase                       $97







Results of Operations: 1999 VERSUS 1998

Revenue from Property Operations increased $22,972 or 2.84% as compared to 1998, due to increased occupancy and rental rates. Additionally, interest income decreased $15,421resulting from lower invested cash balances. Other income for 1999 increased $4,072 primarily due to increased fees to residents. The following table illustrates the increases or (decreases):

                   Increase
                  (Decrease)

Rental income       $34,321
Interest            (15,421)
Other                 4,072
Net Increase        $22,972


Property operating expenses for 1999 increased $13,450 from 1998 or 1.73%. Expenses increased primarily due to payroll which rose $9,085 or 14.3% due to higher salaries. The following table illustrates the increases or (decreases):


                                      Increase
                                     (Decrease)

Repairs and Maintenance               $(2,123)
Real estate taxes                       8,156
General & Admin                           267
Utilities                              (1,842)
Payroll                                 9,085
Interest                               (3,275)
Depreciation and amortization           1,305
Property management fees                1,877
Net Increase                          $13,450


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

As of December 31, 2000, the Partnership had $210,193 in cash and cash equivalents as compared to $378,479 as of December 31, 1999. The net decrease in cash of $168,286 is principally due to distributions paid in May, 2000.

The remaining property is encumbered by this nonrecourse mortgage as of December 31, 2000, with an interest rate of 9.325%. Required principal payments on this mortgage note for the five years ended December 31, 2005, are, $44,680, $49,029 $53,802 $59,039 and
$2,079,227 respectively.

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

The Partnerships' activities do not contain material risk due to changes in general market conditions. The partnership invests only in fully insured bank certificates of deposits, and mutual funds investing in United States treasury obligations.


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










                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2000 and 1999

                 INDEX TO FINANCIAL STATEMENTS




                                                                     Page

Independent Auditors' Reports                                          1

Financial Statements

  Balance Sheets as of December 31, 2000 and 1999                      3

  Statements of Income for the years ended December 31, 2000,
  1999 and 1998                                                        4

  Statements of Partners' Equity (Deficit) for the years ended
  December 31,  2000, 1999,  and 1998                                  5

  Statements of Cash Flows for the years ended December 31,
  2000, 1999 and 1998                                                  6

  Notes to Financial Statements                                        7

  Schedule III - Real Estate and Accumulated Depreciation             13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2000 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



January 29, 2001
Dallas, Texas





                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                   December 31, 2000 and 1999


                             ASSETS
                                                   2000         1999

Investments in real estate at cost
      Land                                       $580,045      $580,045
      Buildings, improvements and
        furniture and fixtures                  4,653,056     4,617,978

                                                5,233,101     5,198,023

      Accumulated depreciation                 (3,114,199)   (2,923,170)

                                                2,118,902     2,274,853

      Cash and cash equivalents                   210,193       378,479
      Deferred financing costs, net of
        accumulated amortization of
        $52,222 and $45,379, respectively          28,509        35,352
      Escrow deposits                             220,453       205,850
      Other assets                                  7,961         6,681

      TOTAL ASSETS                              2,586,018     2,901,215



                LIABILITIES AND PARTNERS' EQUITY


      Mortgage payable                          2,285,057     2,325,774
      Accounts payable and accrued expenses       120,550       105,498
      Due to affiliates                               ---           977
      Accrued interest payable                     17,757        18,161
      Distributions payable                        23,425        24,675
      Security deposits                            18,301        18,901

      TOTAL LIABILITIES                         2,465,090     2,493,986

      PARTNERS' EQUITY                            120,928       407,229


      TOTAL LIABILITIES AND PARTNERS' EQUITY   $2,586,018    $2,901,215





                     AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
      For the Years Ended December 31, 2000, 1999, and 1998

                                      2000        1999        1998

INCOME
 Rentals                            $834,640    $803,677    $769,356
 Interest                             16,931      13,576      28,997
 Other                                17,522      15,967      11,895

 Total income                        869,093     833,220     810,248

OPERATING EXPENSES
 Interest                            214,954     218,556     221,831
 Depreciation and amortization       197,871     199,517     198,212
 Real estate taxes                   104,754      90,376      82,220
 Payroll                              78,291      72,655      63,570
 Repairs and maintenance              64,760      71,140      73,263
 General and administrative           55,287      65,220      64,953
 Property management fee to affiliate 42,666      41,061      39,184
 Utilities                            27,739      27,894      29,736
 Administrative services fees to
   affiliate                           5,472       5,472       5,472

 Total operating expenses            791,794     791,891     778,441

 NET INCOME                          $77,299     $41,329     $31,807

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic          $ 4.78     $  2.81     $  2.17

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                  14,544      14,544      14,544





                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2000, 1999 and 1998


                                      General       Limited
                                      Partner       Partners       Total

 Balance, January 1, 1998            $(89,906)      $933,039     $843,133

 Distributions                            ---       (509,040)    (509,040)

 Net income                               318         31,489       31,807

 Balance, December 31, 1998           (89,588)       455,488      365,900

 Net income                               413         40,916       41,329

 Balance, December 31, 1999           (89,175)       496,404      407,229

 Distributions                            ---       (363,600)    (363,600)

 Net income                             7,730         69,569       77,299

 Balance, December 31, 2000          $(81,445)      $202,373     $120,928







                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2000, 1999 and 1998

                                              2000        1999        1998

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $77,299     $41,329     $31,807
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization              197,871     199,517     198,212
 Changes in assets and liabilities:
   Escrow deposits                          (14,795)     (5,432)    (11,482)
   Other assets                              (1,280)       (129)      2,244
   Accrued interest payable                    (404)       (223)       (240)
   Due to affiliates                           (977)       (307)     (7,490)
   Accounts payable and accrued expenses     15,052      11,032      (2,139)
   Security deposits                           (600)      1,701         400

 Net cash provided by operating activities  272,166     247,488     211,312

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                 (35,078)    (26,991)    (30,093)
 Deposits to reserve for replacements       (33,388)    (33,806)    (34,649)
 Disbursements from reserve for replacements 33,581      13,145      21,055

 Net cash used for investing activities     (34,885)    (47,652)    (43,687)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable    (40,717)    (37,105)    (33,813)
 Distributions                             (363,600)        ---    (509,040)
 Distributions payable                       (1,250)     (1,745)     (1,000)

 Net cash used for financing activities    (405,567)    (38,850)   (543,853)

 Net increase (decrease) in cash and
   cash equivalents                        (168,286)    160,986    (376,228)

 Cash and cash equivalents at beginning
   of  period                               378,479     217,493     593,721

 Cash and cash equivalents at end of
   period                                  $210,193    $378,479    $217,493

 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest    $215,167    $218,779    $222,071




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2000. Under the terms of the offering, no additional units will be offered.


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





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

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

     Concentration of Credit Risk

     Financial instruments which potentially subject the Partnership to concentrations of credit risk consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe significant credit risk exists at December 31, 2000.

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






                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2000, 1999, 1998, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     Mortgage payable of $2,285,057 and $2,325,774 at December 31, 2000 and 1999, respectively, bears interest at a rate of 9.325% and is payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,068,000 is due. This mortgage note is secured by real estate with a net book value of $2,118,902.






                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999


NOTE B - MORTGAGE PAYABLE - CONTINUED

     At December 31, 2000, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows

              2001                      $   44,680
              2002                          49,029
              2003                          53,082
              2004                          59,039
              2005                       2,079,227

                                        $2,285,057


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2000, 1999 and 1998:

                                              2000       1999       1998
     Property management fee                $42,666    $41,061    $39,184
     Administrative service fee               5,472      5,472      5,472

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2000, 1999 and 1998 totaled $-0-, $977 and $1,284, respectively.

NOTE D - COMMITMENTS


     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2000 and 1999

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2000 would have been as follows:



   Net income per accompanying financial statements             $77,299

   Add - book basis depreciation using straight-line method     191,029


   Deduct - income tax basis depreciation expense using
   ACRS method                                                 (236,729)



   Excess of revenues over expenses, accrual income tax basis   $31,599


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2000 and 1999.

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




AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2000

                            Initial Cost
                           to Partnership
                                                                 Total Cost
Description         Encumbrances    Land          Building       Subsequent to
                                                Improvements     Acquisition
A 128-unit
two-story apartment
community  of wooden
frame construction
and a combination
brick veneer and wood
siding exterior
located in Abilene,
Texas                    (b)       $580,045     $4,341,569         $311,487






                             Gross Amounts at Which
                            Carried at Close of Year

                                    Buildings
                                      And                     Accumulated
                         Land     Improvements     Total      Depreciation
                                                   (c)(d)

A 128-unit
two-story apartment
community  of wooden
frame construction
and a combination
brick veneer and wood
siding exterior
located in Abilene,
Texas                  $580,045    $4,653,056    $5,233,101    $3,114,199







                                                             Life on Which
                            Date of            Date          Depreciation
                         Construction        Acquired        Is Computed

A 128-unit
two-story apartment
community of wooden
frame construction
and a combination
brick veneer and wood
siding exterior
located in Abilene,       Complete at
Texas                     Date Acquired       11/01/84             (a)


See notes to Schedule III.





AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2000


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c)   The  reconciliation  of  investments  in  real  estate   and
      accumulated depreciation for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                        Investments in      Accumulate
                                        Real Estate         Depreciation


    Balance, January 1, 1998              $5,140,939         $2,539,125

        Acquisitions                          30,093                ---
        Depreciation expense                     ---            191,370

    Balance, December 31, 1998            $5,171,032         $2,730,495

        Acquisitions                          26,991                ---
        Depreciation expense                     ---            192,675

    Balance, December 31, 1999            $5,198,023         $2,923,170

        Acquisitions                          35,078                ___
        Depreciation expense                     ---            191,029

    Balance, December 31, 2000            $5,233,101        $ 3,114,199


(d) Aggregate cost for federal income tax purposes is $5,250,694.



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

      For the Fiscal year ended December 31, 2000, 1999, and 1998, property management fees earned totaled $42,666, $41,061, and 39,184, respectively. An additional administration service fee was paid to the general partner of $5,472,$5,472, and $5,472, for the years ended December 31, 2000, 1999, and 1998, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

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

     Limited        74 - Mackenzie Patterson Fund     732 units    5.033%
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

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2000.

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


                              March 29, 2001