Form 10-Q
period 2001-03-31
AMRECORP REALTY FUND II
filed 2001-05-10
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended March 31, 2001   Commission file number 2-90654

                    AMRECORP REALTY FUND II

    (Exact name of registrant as specified in its charter)

              TEXAS                               75-1956009
 (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization


                 6210 Campbell Road Suite 140
                     Dallas, Texas  75248

           (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)380-8000.


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

    Consolidated Balance Sheet as of March 31, 2001 and
    December 31, 2000                                             Page 3

    Consolidated Statements of Operations for the Three months
    Ended March 31, 2001 and 2000                                 Page 4

    Consolidated Statements of Cash Flows for the Three months
    Ended March 31, 2001 and 2000                                Page  5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                          Page 6

    Liquidity and Capital Resources
                                                                  Page 7

    Other Information                                             Page 8

    Signatures                                                    Page 9

The statements, insofar as they relate to the period subsequent to December 31, 2000 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets

                                       March 31,        December 31,
                                         2001              2000
                                      (Unaudited)

ASSETS

Real Estate assets, at cost             $580,045         $580,045
Land                                   4,653,056        4,653,056
Buildings and improvements             5,233,101        5,233,101
      Less: Accumulated               (3,162,199)      (3,114,199)
            depreciation
Real estate, net                       2,070,902        2,118,902
Investments in Real Estate
Held for Sale
Cash including cash investments          251,428          210,193
Escrow deposits                          164,232          220,453
Deferred Costs and Fees                   26,799           28,509
Other assets                               3,348            7,961

          Total assets                $2,516,709       $2,586,018



LIABILITIES AND PARTNERS'EQUITY:

LIABILITIES:
Mortgage and notes payable            $2,270,623       $2,285,057
Payable to Affiliates                        969                0
Interest payable                               0           17,757
Real estate taxes payable                 25,515                0
Security deposits                         19,451           18,301
Accounts payable and accrued expenses     68,149          143,975


      Total liabilities                2,384,707        2,465,090

PARTNERS CAPITAL (DEFICIT):
Limited Partners                         213,336          202,373
General Partners                         (81,334)         (81,445)


Total Partners Capital                   132,002          120,928
(Deficit)


Total Liability and Prtners Equity    $2,516,709       $2,586,018


    See notes to Condensed Consolidated Financial Statements



                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                                               Three Months Ended
                                                   March 31,
REVENUES                                       2001          2000

          Rental income                      $205,751      $201,314
          Other property                        6,685         7,058

              Total revenues                  212,436       208,372


EXPENSES
          Salaries & wages                     19,323        19,114
          Maintenance & repairs                13,539        13,094
          Utilities                             8,426         6,994
          Real estate taxes                    25,500        23,751
          General administrative                6,215         6,810
          Contract services                    10,421         9,873
          Insurance                             4,614         3,770
          Interest                             53,103        54,144
          Depreciation and amortization        48,000        50,000
          Property management fees             10,510        10,257
          Amortization of deferred costs        1,711         1,711
           and fees

              Total expenses                  201,362       199,518






NET INCOME (LOSS)                             $11,074        $8,854



NET INCOME PER SHARE                            $0.76         $0.61



   See Notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows
                         (Unaudited)
                                                      Three Months Ended
                                                           March 31,
                                                      2001          2000

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                    $11,074        $8,854
Adjustments to reconcile net income (loss) to
net cash
provided by operating activities:
Depreciation and amortization                         48,000        50,000

Net Effect of changes in operating accounts
Escrow deposits                                       56,221        55,745
Deferred Costs                                         1,710         1,711
Accrued real estate taxes                             25,515        23,751
Security deposits                                      1,150          (200)
Accounts payable                                     (75,826)      (63,663)
Other assets                                           4,613         3,770

  Net cash used by operating activities               72,457        79,968

CASH FLOWS FROM INVESTING ACTIVITIES

  Net cash used by operating activities                    0             0

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of mortgage notes payable                 (14,434)       (12,990)
Distribution to Limited Partners                           0             0
Proceeds from amounts due affiliates                     969         2,579
Increase in accrued interest                         (17,757)      (18,161)
  Net cash provided by investing activities          (31,222)      (28,572)

NET INCREASE (DECREASE) IN CASH AND CASH              41,235        51,396
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       210,193       378,479

CASH AND CASH EQUIVALENT, END OF PERIOD             $251,428      $429,875

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 2001 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 95.1% during the first quarter of 2001 as compared to 98.4% for the first quarter of 2000.

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Revenue from property operations increased $4,064 or 1.95%, for the first quarter of 2001, as compared to the 2000 first quarter. The increase in rental income of $4,437 or 2.20% is primarily due to higher rental rates. Other income decreased $373 or 5.28% primarily due to decreased late charges and other
fees.   The following table illustrates the components:

                                   Increase      Percent
                                  (Decrease)     Change


Rental income                       $4,437        2.20%
Other property                        (373)       5.28%
                                    $4,064        1.95%

Property operating expenses increased $1,844 or .92%, for the first quarter of 2001, as compared to the same period in 2000. This was primarily due from increased insurance expense. Insurance costs increased $844 or 22.39% from increased premiums. Utilities increased $1,432 or 20.47% due to higher gas costs. The following table illustrates the components by category:
                                   Increase      Percent
                                  (Decrease)     Change

Salaries & wages                      $209        1.09%
Maintenance & repairs                  445        3.40%
Utilities                            1,432       20.47%
Real estate taxes                    1,749        7.36%
General administrative                (595)       8.74%
Contract services                      548        5.55%
Insurance                              844       22.39%
Interest                            (1,041)       1.92%

Depreciation and amortization       (2,000)       4.00%
Property management fees               253        2.47%
Net Increase (Decrease)             $1,844        0.92%

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


                                       Increase      Percent
                                      (Decrease)     Change

Salaries & wages                        $6,374       50.03%
Maintenance & repairs                   (2,025)      13.39%
Utilities                                  114        1.66%
Real estate taxes                        3,501       17.29%
General administrative                 (15,506)      69.48%
Contract services                         (731)       6.89%
Insurance                                  129        3.54%
Interest                                  (871)       1.58%
Depreciation and amortization            2,000        4.17%
Property management fees                   166        1.65%
Net Increase (Decrease)                ($6,849)       3.32%


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

As  of March 31, 2001, the Partnership had $251,428 in cash and cash  equivalents  as compared to $210,193 as  of  December  31
2000.   The net increase in cash of $41,235 is principally  due
to partnership distributions.

The property is encumbered by non-recourse mortgage as of March 31, 2001, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2003, are $44,680, $49,029 and $53,082 respectively.

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






     Date:     May 1, 2000