Form 10-Q
period 2001-06-30
AMRECORP REALTY FUND II
filed 2001-08-01
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2001    Commission file number 2-90654

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

     Consolidated Balance Sheet as of June 30, 2001 and
     December 31, 2000                                               Page 3

     Consolidated Statements of Operations for the Three & Six months
     Ended June 30, 2001 and 2000
                                                                     Page 4

     Consolidated Statements of Cash Flows for the Six months Ended
     June 30, 2001 and 2000
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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets

                                      June 30, 2001           December 31,
                                       (Unaudited)                2000


ASSETS

Real Estate assets, at cost              $580,045                $580,045
Land                                    4,653,056               4,653,056
Buildings and improvements              5,233,101               5,233,101
  Less: Accumulated depreciation       (3,210,199)             (3,114,199)

Real estate, net                        2,022,902               2,118,902

Cash including cash investments           312,777                 210,193
Escrow deposits                           174,311                 220,453
Deferred Costs and Fees                    48,253                  28,509
Other assets                                1,150                   7,961

          Total assets                 $2,559,393              $2,586,018



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:

Mortgage and notes payable             $2,259,499              $2,285,057
Payable to Affiliates                       3,310                       0
Interest payable                                0                  17,757
Real estate taxes payable                  51,015                       0
Security deposits                          19,351                  18,301
Accounts payable and accrued expenses      73,224                 143,975

      Total liabilities                 2,406,399               2,465,090

PARTNERS CAPITAL (DEFICIT):
Limited Partners                          234,118                 202,373
General Partners                          (81,124)                (81,445)


Total Partners Capital (Deficit)          152,994                 120,928


Total Liability and Partners Equity    $2,559,393              $2,586,018


    See notes to Condensed Consolidated Financial Statements



                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)
                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
REVENUES                          2001        2000       2001        2000


        Rental income            $214,907   $211,721   $420,658  $413,035
        Other property              8,930     13,183     15,615    20,241

            Total revenues        223,837    224,904    436,273   433,276


EXPENSES

        Salaries & wages           16,868     16,568     36,191    35,682
        Maintenance & repairs      14,474     17,514     28,013    30,608
        Utilities                   7,844      6,541     16,270    13,535
        Real estate taxes          25,500     23,751     51,000    47,502
        General administrative      8,831     14,062     15,046    20,872
        Contract services          10,528      9,794     20,949    19,667
        Insurance                   5,285      4,070      9,899     7,840
        Interest                   52,848     54,024    105,951   108,168
        Depreciation and
          amoritization            48,000     50,000     96,000   100,000
        Property management fees   10,957     10,910     21,467    21,167
        Amortization of deferred
          costs and fees            1,710      1,710      3,421     3,421

            Total expenses        202,845    208,944    404,207   408,462


NET INCOME (LOSS)                 $20,992    $15,960    $32,066   $24,814



NET INCOME PER SHARE                $1.44      $1.10      $2.20     $1.71



   See Notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows

                           Unaudited

                                                 Six Months Ended
                                                     June 30,
                                                2001          2000

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                             $32,066       $24,814

Adjustments to reconcile net income
(loss) to net cash provided by operating activities:

Depreciation and amortization                  96,000       100,000

Net Effect of changes in operating accounts

Escrow deposits                                46,142        37,367
Deferred Costs                                (19,744)      (11,265)
Accrued real estate taxes                      51,015        47,502
Security deposits                               1,050         (900)
Accounts payable                              (70,751)      (56,665)
Other assets                                    6,811         5,531

     Net cash used by operating               142,589       146,384
             activities


CASH FLOWS FROM INVESTING ACTIVITIES                0             0

     Net cash used by operating activities          0             0


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable           (25,558)      (23,096)
Distribution to Limited Partners                    0      (363,600)
Proceeds from amounts due affiliates            3,310           137
Increase in accrued interest                  (17,757)      (18,161)
   Net cash provided by investing activities  (40,005)     (404,720)


NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                              102,584      (258,336)

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                     210,193       378,479

CASH AND CASH EQUIVALENT, END OF PERIOD      $312,777      $120,143


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 2001 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 98.4% during the second quarter of 2001 as compared to 96.9% for the second quarter of 2000.

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

Revenue from property operations decreased $1,067 or 0.47%, for the second quarter of 2001, as compared to the 2000 second quarter. The increase in rental income of $3,186 or 1.50% is primarily due to higher rental rates. Other income decreased $4,253 or 32.26% primarily due to decreased late charges and
other fees.   The following table illustrates the components:

                        Increase       Percent
                       (Decrease)      Change


Rental income            $3,186         1.50%
Other property           (4,253)       32.26%
                        ($1,067)        0.47%

Property operating expenses decreased $6,099 or 2.92%, for the second quarter of 2001, as compared to the same period in 2000. This was primarily due to a decrease in general & administrative due to decrease postage from partner mailings. Insurance costs increased $1,215 or 29.85% from increased premiums. Utilities increased $1,303 or 19.92% due to higher gas costs. The following table illustrates the components by category:

                                 Increase       Percent
                                (Decrease)      Change

Salaries & wages                   $300          1.81%
Maintenance & repairs            (3,040)        17.36%
Utilities                         1,303         19.92%
Real estate taxes                 1,749          7.36%
General administrative           (5,231)        37.20%
Contract services                   734          7.49%
Insurance                         1,215         29.85%
Interest                         (1,176)         2.18%
Depreciation and amortization    (2,000)         4.00%
Property management fees             47          0.43%

Net Increase (Decrease)         ($6,099          2.92%


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

                                      Increase          Percent
                                     (Decrease)         Change

Salaries & wages                      ($1,602)           8.82%
Maintenance & repairs                   4,854           38.34%
Utilities                                 (22)           0.34%
Real estate taxes                       3,501           17.29%
General administrative                  3,439           32.37%
Contract services                          62            0.64%
Insurance                                 461           12.77%
Interest                                 (781)           1.43%
Depreciation and amortization           2,000            4.17%
Property management fees                  837            8.31%

Net Increase                          $12,749            6.50%

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

As  of June 30, 2001, the Partnership had $312,777 in cash  and cash  equivalents  as compared to $210,193 as  of  December  31
2000. The net increase in cash of $102,584 is principally due to cash flow from operations.

The property is encumbered by non-recourse mortgage as of June 30, 2001, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2003, are $44,680, $49,029 and $53,082 respectively.

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