Form 10-Q
period 2001-09-30
AMRECORP REALTY FUND II
filed 2001-11-01
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2001    Commission file number 2-90654

                    AMRECORP REALTY FUND II

    (Exact name of registrant as specified in its charter)

              TEXAS                              75-1956009
 (State or other jurisdiction of               (IRS Employer
  incorporation or organization            Identification Number)

                2800 N Dallas Parkway Suite 100
                      Plano, Texas  75093

           (Address of principal executive offices)

Registrant's telephone number, including area code:  (972)836-8000.


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

    Consolidated Balance Sheet as of September 30, 2001 and
     December 31, 2000                                              Page 3

    Consolidated Statements of Operations for the Three & Nine months
     Ended September 30, 2001 and 2000                              Page 4

    Consolidated Statements of Cash Flows for the Nine months Ended
     September 30, 2001 and 2000                                    Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements



                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets

                               September 30,           December 31,
                                   2001                   2000
                               (Unaudited)

ASSETS

Real Estate assets, at cost     $580,045                 $580,045
Land                           4,653,056                4,653,056
Buildings and improvements     5,233,101                5,233,101
    Less: Accumulated         (3,258,199)              (3,114,199)
          depreciation
Real estate, net               1,974,902                2,118,902

Investments in Real Estate
Held for Sale
Cash including cash              366,199                  210,193
investments
Escrow deposits                  198,056                  220,453
Deferred Costs and Fees           37,200                   28,509
Other assets                       1,150                    7,961

          Total assets        $2,577,507               $2,586,018


LIABILITIES AND PARTNERS' EDQUITY:

LIABILITIES:
Mortgage and notes payable    $2,248,115               $2,285,057
Payable to Affiliates              2,712                        0
Interest payable                       0                   17,757
Real estate taxes payable         76,515                        0
Security deposits                 19,101                   18,301
Accounts payable and accrued      77,735                  143,975
expenses

      Total liabilities        2,424,178                2,465,090

PARTNERS CAPITAL (DEFICIT):
Limited Partners                 234,448                  202,373
General Partners                 (81,119)                 (81,445)

Total Partners Capital           153,329                  120,928
(Deficit)

     Total Liability and      $2,577,507               $2,586,018
         Partners Equity



    See notes to Condensed Consolidated Financial Statements



                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)
                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
REVENUES                          2001         2000        2001        2000

   Rental income              $214,370     $212,307    $635,028    $625,342
   Other property                7,750        5,503      23,365      25,744

     Total revenues            222,120      217,810     658,393     651,086


EXPENSES
   Salaries & wages             22,433       19,794      58,624      55,476
   Maintenance & repairs        14,868       15,101      42,881      45,709
   Utilities                     9,713        7,299      25,983      20,834
   Real estate taxes            25,500       24,334      76,500      71,836
   General administrative       20,069       12,122      35,115      32,994
   Contract services            10,323        9,786      31,272      29,453
   Insurance                     5,637        4,667      15,536      12,507
   Interest                     52,587       53,634     158,538     161,802
   Depreciation and             48,000       50,000     144,000     150,000
      amortization
   Property management fees     10,945       10,806      32,412      31,973
   Amortization of               1,712        1,711       5,133       5,132
      deferred costs and fees

      Total expense            221,787      209,254     625,994     617,716

NET INCOME (LOSS)                 $333       $8,556     $32,399     $33,370


NET INCOME PER SHARE             $0.02        $0.59       $2.23       $2.29


   See Notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows
                           Unaudited
                                                     Nine Months Ended
                                                       September 30,
                                                     2001         2000

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                 $32,399      $33,370

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                     144,000      150,000

Net Effect of changes in operating accounts

Escrow deposits                                    22,397       (5,263)
Deferred Costs                                     (8,691)      (6,498)
Accrued real estate taxes                          76,515       71,836
Security deposits                                     800         (551)
Accounts payable                                  (66,240)     (55,905)

Other assets                                        6,811        5,531

Net cash used by operating activities             207,991      192,520

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by operating activities                   0            0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable               (36,942)     (33,465)
Distribution to Limited Partners                        0     (363,596)
Proceeds from amounts due affiliates                2,712          738
Increase in accrued interest                      (17,757)     (18,161)

    Net cash provided by investing                (51,987)    (414,484)
              activities

NET INCREASE (DECREASE) IN CASH AND               156,004     (221,964)
CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF           210,193      378,479
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD          $366,197     $156,515


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 2001 the Partnership owned one property,
Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet.

The occupancy of Chimney Square averaged 99.0% during the third quarter of 2001 as compared to 97.4% for the third quarter of 2000.

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000

Revenue from property operations increased $4,310 or 1.98%, for the third quarter of 2001, as compared to the 2000 third quarter. The increase in rental income of $2,063 or 0.97% is primarily due to higher rental rates. Other income increased $2,247 or 40.83% primarily due to increased late charges and
other fees.   The following table illustrates the components:

                       Increase    Percent
                      (Decrease)    Change

Rental income           $2,063       0.97%
Other property           2,247      40.83%
                        $4,310       1.98%

Property operating expenses increased $12,532 or 5.99%, for the third quarter of 2001, as compared to the same period in 2000. This was primarily due to an increase in general & administrative due to increased mailing costs. Utilities increased $2,414 or 33.07% due to higher electric and water costs. Insurance costs increased $970 or 20.78% from increased premiums. Salaries and wages increased $2,639 or 13.33% due to higher salaries. The following table illustrates the components by category:

                                          Increase    Percent
                                         (Decrease)    Change

Salaries & wages                           $2,639      13.33%
Maintenance & repairs                        (233)      1.54%
Utilities                                   2,414      33.07%
Real estate taxes                           1,166       4.79%
General administrative                      7,947      65.56%
Contract services                             537       5.49%
Insurance                                     970      20.78%
Interest                                   (1,047)      1.95%
Depreciation and amortization              (2,000)      4.00%
Property management fees                      139       1.29%

Net Increase                              $12,532       5.99%
(Decrease)


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

Property operating expenses increased $393 or 0.19%, for the third quarter of 2000, as compared to the same period in 1999. This was primarily due from decreased general and administrative. General and administrative costs decreased $7,091 or 36.91% from decreases in postage related mailings. Maintenance & repairs decreased $1,803 or 10.67% due to reduced turnover of residents. Real estate taxes increased $2,917 or 13.62% primarily due to increased assessments on the property. Insurance increased $900 or 23.89% with the annual policy
renewal.   The  following table illustrates the  components  by
category:

                                Increase      Percent
                               (Decrease)     Change


Salaries & wages                 $4,218       27.08%
Maintenance & repairs            (1,803)      10.67%
Utilities                          (148)       1.99%
Real estate taxes                 2,917       13.62%
General administrative           (7,091)      36.91%
Contract services                   (82)       0.83%
Insurance                           900       23.89%
Interest                           (956)       1.75%
Depreciation and amortization     2,000        4.17%
Property management fees            438        4.22%

Net Increase                       $393        0.19%
(Decrease)


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

As  of September 30, 2001, the Partnership had $366,199 in cash and cash equivalents as compared to $210,193 as of December  31
2000. The net increase in cash of $156,006 is principally due to cash flow from operations.

The property is encumbered by non-recourse mortgage as of September 30, 2001, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2003, are $44,680, $49,029 and $53,082 respectively.

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

Item 5.                  Other Information.
                           None

Item 6.                  Exhibits and Reports on Form 8-K.
                           None

                    (A) The following documents are filed herewith or incorporated herein by reference as indicated as Exhibits:



Exhibit Designation                Document Description

      3                            Limited Partnership Agreement
                                   incorporated by reference
                                   to Registration Statement
                                   No. 2-90654 effective July 6, 1984.

      4                            Limited Partnership Agreement
                                   incorporated by reference to
                                   Registration Statement No. 2-90654
                                   effective July 6, 1984.

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






     Date:     November 1, 2001