Form 10-K
period 2001-12-31
AMRECORP REALTY FUND II
filed 2002-03-28
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  2O549
                               FORM 1O-K
                             ANNUAL REPORT

   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934                      (No Fee Required)

            For the Fiscal year ended December 31, 2001
  [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934        (No Fee Required)

       For the Transaction Period from ________ to ________

                  Commission File Number 2-90654

                      AMRECORP REALTY FUND II
      (Exact name of registrant as specified in its charter)

          Texas                                   75-1956009
(State or Other Jurisdiction of                (I.R.S. Employer
(Incorporation or Organization)            (Identification Number)

2800 N Dallas Pkwy #100 Plano, Texas                75093
(Address of Principal Executive Offices)          (Zip Code)

Registrant's Telephone Number, Including area code(972) 836-8000

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

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of December 31, 2001, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,684 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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

On the property owned at December 31, 2001, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 2001 the Partnership owned one property, Chimney Square Apartments. Prior to their disposal during January 1997 and August 1996 the Partnership also owned two other properties, as indicated below:

Name and Location       General Description of the Property
Chimney Square          A  fee  simple interest in  seventeen
Apartments              two-story    residential    buildings
                        located  in Abilene, Texas  purchased
                        in   1984,  containing  approximately
                        126,554  net rentable square feet  on
                        approximately  7.18  acres  of  land.
                        The   community   consists   of   128
                        apartment   units   and   twenty-four
                        townhouse units.

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

                          Occupancy Rates

                              Percent



                       1997     1998     1999     2000     2001
Chimney Square         90.6%    93.8%    97.0%    96.9%    97.9%

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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2001 there were approximately 1,684 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, 74-Mackenzie Patterson Fund ("Mackenzie") acquired 732, approximately 5%, of the outstanding Interests of the partnership in 1998 (as reported in Item 12(b)). - Mackenzie Patterson Special Fund 4 L.L.C. ("Mackenzie") acquired 441, approximately 3%, of the outstanding Interests of the partnership in 1999 (as reported in Item 12(b)). The registrant knows of no other activity involving the sale or acquisition of Interest.

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis. In 2001 the partnership distributed $20 per limited partnership unit. In 2000 the partnership distributed $25 per limited partnership unit. In 1998 the Partnership distributed $35 per $1000 unit due to the refinancing of Chimney Square Apartments. In 1997 the Partnership distributed $100 per $1000 unit due to the sale of Shorewood Apartments. In 1996 the Partnership distributed $50 per $1000 unit due to the sale of Lancaster Place.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                 0
    1995               0                   $28                 0
    1996             $62                     0               $50
    1997            $143                     0              $100
    1998               0                    $1               $35
    1999               0                    $0                 0
    2000              $2                    $0               $25
    2001             $10                    $0               $20

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


                                  2001    2000    1999    1998    1997

Limited Partner Units           14,544  14,544  14,544  14,544  14,544
Outstanding

Statement of Operations
  Total Revenues                  $892    $869    $833    $810  $2,122
  Net Income (Loss)                 72      77      41      31   1,266
  Limited Partner Net             4.45    4.78    2.81    2.17   86.17
    Income(Loss) per Unit-Basic
  Cash Distributions to             20      25       0      35     100
    Limited Partners per Unit-Basic

Balance Sheet:
    Real Estate, net (b)        $1,955  $2,119  $2,275  $2,441  $2,602
    Total Assets                 2,339   2,586   2,901   2,887   3,408
    Mortgages and Notes          2,240   2,285   2,325   2,363   2,397
      Payable
    Partner's Equity               (98)    121     407     366     843

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

Results of Operations: 2001 VERSUS 2000

Revenue from Property Operations increased $23,158 or 2.66% as compared to 2000, due to increased occupancy and rental rates. Additionally, interest income decreased $4,754 resulting from lower cash balances and interest rates. Other income for 2001 increased $6,452 primarily due to increased fees and vending income. The following table illustrates the increases:

                                Increase/
                               (Decrease)

Rental income                    21,460
Interest                         (4,754)
Other                             6,452
Net Increase                     23,158


Property operating expenses for 2001 increased $28,567 from 2000 or 3.61%. Utilities increased $6,450 or 23.25% due to higher rates.
Repairs  and Maintenance increased $8,593 or 13.27% due  to  normal maintenance operations. Real estate taxes rose $11,303 or 10.79% primarily due to increased assessed valuations. General & administrative increased $7,526 or 13.61% primarily due to increased partnership administrative costs. The following table illustrates the increases or (decreases):


                                            Increase
                                           (Decrease)

Repairs and Maintenance                  8,593   13.27%
Real estate taxes                       11,303   10.79%
General & Admin                          7,526   13.61%
Utilities                                6,450   23.25%
Payroll                                   -317   -0.40%
Interest                                -4,097   -1.91%
Depreciation and amortization           -2,232   -1.13%
Property management fees                 1,341    3.14%

Net Increase                            28,567    3.61%




Results of Operations: 2000 VERSUS 1999

Revenue from Property Operations increased $35,873 or 4.31% as compared to 1999, due to increased occupancy and rental rates. Additionally, interest income increased $3.355 resulting from higher cash balances. Other income for 2000 increased $1,555 primarily due to increased fees to residents. The following table illustrates the increases:

                                     Increase/
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


Property  operating expenses for 2000 increased $97  from  1999  or
0.01. Real estate taxes rose $14,378 or 15.9% primarily due to increased assessed valuations. General & administrative decreased $9,933 or 15.23% primarily due to decreased partnership administrative costs. The following table illustrates the increases or (decreases):


                                     Increase
                                    (Decrease)

Repairs and Maintenance               (6,380)
Real estate taxes                     14,378
General & Admin                       (9,933)
Utilities                               (155)
Payroll                                5,636
Interest                              (3,602)
Depreciation and amortization         (1,646)
Property management fees               1,605

Net Increase                             $97




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

As of December 31, 2001, the Partnership had $142,797 in cash and cash equivalents as compared to $210,193 as of December 31, 2000. The net decrease in cash of $67,396 is principally due to distributions paid in December 2001.

The remaining property is encumbered by a non-recourse mortgage as of December 31, 2001, with an interest rate of 9.325%. Required principal payments on this mortgage note for the four years ended December 31, 2005, are, $49,029 $53,082 $59,039 and $2,079,227
respectively.

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

   Item  7a - Quantitative and Qualitative Disclosure about  Market
   Risk

Market Risk

The Partnership is exposed to interest rate changes primarily as a result of its real estate mortgages. The Partnerships interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower it's overall borrowing costs. To achieve its objectives, the partnership borrows primarily at fixed rates. The partnership does not enter into derivative or interest rate transactions for any purpose.

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










                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2001 and 2000

                 INDEX TO FINANCIAL STATEMENTS




                                                                       Page

Independent Auditors' Reports                                            1

Financial Statements

  Balance Sheets as of December 31, 2001 and 2000                        3

  Statements of Income for the years ended December 31, 2001,
  2000 and 1999                                                          4

  Statements of Partners' Equity (Deficit) for the years ended
  December 31, 2001, 2000 and 1999                                       5

  Statements of Cash Flows for the years ended December 31,
  2001, 2000 and 1999                                                    6

  Notes to Financial Statements                                          7

  Schedule III - Real Estate and Accumulated Depreciation               13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2001 and 2000 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2001 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 14, 2002
Plano, Texas
                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                   December 31, 2001 and 2000


                             ASSETS
                                                        2001          2000

Investments in real estate at cost
      Land                                          $580,045      $580,045
      Buildings, improvements and furniture
        and fixtures                               4,678,271     4,653,056

                                                   5,258,316     5,233,101
      Accumulated depreciation                    (3,302,996)   (3,114,199)

                                                   1,955,320     2,118,902

      Cash and cash equivalents                      142,797       210,193
      Deferred financing costs, net of
        accumulated amortization of $59,064
        and $52,222, respectively                     21,667        28,509
      Escrow deposits                                208,514       220,453
      Other assets                                    10,444         7,961

      TOTAL ASSETS                                 2,338,742     2,586,018



                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                   2,240,377     2,285,057
Accounts payable and accrued expenses                134,849       120,550
Due to affiliates                                      1,242           ---
Accrued interest payable                              17,410        17,757
Distributions payable                                 23,425        23,425
Security deposits                                     19,501        18,301

TOTAL LIABILITIES                                  2,436,804     2,465,090

PARTNERS' EQUITY                                     (98,062)      120,928

TOTAL LIABILITIES AND PARTNERS' EQUITY            $2,338,742    $2,586,018





                         AMRECORP REALTY FUND II
                          STATEMENTS OF INCOME
            For the Years Ended December 31, 2001, 2000, and 1999

                                           2001           2000          1999

INCOME
 Rentals                               $856,100       $834,640      $803,677
 Interest                                12,177         16,931        13,576
 Other                                   23,974         17,522        15,967

 Total income                           892,251        869,093       833,220

OPERATING EXPENSES
 Interest                               210,857        214,954       218,556
 Depreciation and amortization          195,639        197,871       199,517
 Real estate taxes                      116,057        104,754        90,376
 Payroll                                 77,974         78,291        72,655
 Repairs and maintenance                 73,353         64,760        71,140
 General and administrative              62,813         55,287        65,220
 Property management fee to affiliate    44,007         42,666        41,061
 Utilities                               34,189         27,739        27,894
 Administrative services fees to
   affiliate                              5,472          5,472         5,472

 Total operating expenses               820,361        791,794       791,891

 NET INCOME                             $71,890        $77,299       $41,329

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic             $ 4.45        $  4.78       $  2.81

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                     14,544         14,544        14,544





                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2001, 2000 and 1999


                                     General        Limited
                                     Partner        Partners         Total

 Balance,  January 1, 1999          $(89,588)       $455,488       $365,900

 Net income                              413          40,916         41,329

 Balance, December 31, 1999          (89,175)        496,404        407,229

 Distributions                           ---        (363,600)      (363,600)

 Net income                            7,730          69,569         77,299

 Balance, December 31, 2000          (81,445)        202,373        120,928

 Distributions                           ---        (290,880)      (290,880)

 Net income                            7,189          64,701         71,890

 Balance,  December 31, 2001        $(74,256)       $(23,806)      $(98,062)











                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2001, 2000 and 1999

                                               2001         2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $71,890      $77,299      $41,329
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization              195,639      197,871      199,517
 Changes in assets and liabilities:
   Escrow deposits                           14,180      (14,795)      (5,432)
   Other assets                              (2,482)      (1,280)        (129)
   Accrued interest payable                    (347)        (404)        (223)
   Due to affiliates                          1,560         (977)        (307)
   Accounts payable and accrued expenses     13,981       15,052       11,032
   Security deposits                          1,200         (600)       1,701

 Net cash provided by operating activities  295,621      272,166      247,488

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                 (25,215)     (35,078)     (26,991)
 Deposits to reserve for replacements       (32,298)     (33,388)     (33,806)
 Disbursements from reserve for replacements 30,056       33,581       13,145

 Net cash used for investing activities     (27,457)     (34,885)     (47,652)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable    (44,680)     (40,717)     (37,105)
 Distributions                             (290,880)    (363,600)         ---
 Distributions payable                          ---       (1,250)      (1,745)

 Net cash used for financing activities    (335,560)    (405,567)     (38,850)

 Net increase (decrease) in cash and
   cash equivalents                         (67,396)    (168,286)     160,986

 Cash and cash equivalents at beginning
   of period                                210,193      378,479      217,493

 Cash and cash equivalents at end of
   period                                  $142,797     $210,193     $378,479

 Supplemental disclosure of cash flow information:
 Cash  paid  during the year for interest  $211,204     $215,167     $218,779





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2001. Under the terms of the offering, no additional units will be offered.

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2001.

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





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2001, 2000, 1999, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     Mortgage payable of $2,240,377 and $2,285,057 at December 31, 2001 and 2000, respectively, bears interest at a rate of 9.325% and is payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,068,000 is due. This mortgage note is secured by real estate with a net book value of $1,955,320.


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000


NOTE B - MORTGAGE PAYABLE - CONTINUED

     At December 31, 2001, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows

              2002                          49,029
              2003                          53,082
              2004                          59,039
              2005                       2,079,227
              2006                             ---

                                        $2,240,377


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2001, 2000 and 1999:

                                      2001           2000            1999
     Property management fee       $44,007        $42,666         $41,061
     Administrative service fee      5,472          5,472           5,472

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2001, 2000 and 1999 totaled $1,242, $-0-, and $977, respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2001 and 2000

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2001 would have been as follows:


      Net income per accompanying financial statements       $71,890

       Add - book basis depreciation using
         straight-line method                                 188,797

       Deduct - income tax basis depreciation
         expense using ACRS method                            110,011

      Excess of revenues over expenses, accrual
         income tax basis                                    $150,676


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2001 and 2000.

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

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2001

                                    Initial  Cost
                                    to Partnership

Description              Encumbrances   Land     Building       Total Cost
                                                 And            Subsequent to
A 128-unit two-story                             Improvements   Acquisition
apartment community  of
wooden frame construction
and a combination
brick veneer and wood
siding exterior located
in Abilene, Texas           (b)      $4,341,569    $336,702       $336,702

                               Gross Amounts at Which
                               Carried at Close of Year


                    Buildings
                    And                                 Accumulated
Land                Improvements        Total           Depreciation
                                        (c)(d)

$580,045            $4,678,271          $5,258,316      $3,302,996


                                                   Life on Which
Date of                      Date                  Depreciation
Construction                 Acquired              Is Computed

Complete at
Date Acquired                11/1/84               (a)



See notes to Schedule III.

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2001


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c)   The  reconciliation  of  investments  in  real  estate   and
      accumulated depreciation for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                    Investments in        Accumulated
                                      Real Estate         Depreciation

    Balance, January 1, 1999         $5,171,032            $2,730,495

        Acquisitions                     26,991                   ---
        Depreciation expense                ---               192,675

    Balance, December 31, 1999       $5,198,023            $2,923,170

        Acquisitions                     35,078                   ---
        Depreciation expense                ---               191,029

    Balance, December 31, 2000       $5,233,101             3,114,199

        Acquisitions                     25,215
        Depreciation expense                ---               188,797

    Balance, December 31, 2001       $5,258,316            $3,302,996


(d)  Aggregate cost for federal income tax purposes is $5,275,909.




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

Robert J. Werra, 63, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

      For the Fiscal year ended December 31, 2001, 2000, and 1999, property management fees earned totaled $44,007, $42,666, and $41,061, respectively. An additional administration service fee was paid to the general partner of $5,472, $5,472, and $5,472, for the years ended December 31, 2001, 2000, and 1999, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a) No one owns of record, except as noted in Item (b) below, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b)  By  virtue  of its organization as a limited partnership,  the
Partnership  has  no  officers  or directors.   Persons  performing
functions  similar  to  those  of officers  and  directors  of  the
Partnership,   beneficially  own,  the  following  units   of   the
Partnership as of March 1, 2002.
                                              Amount and Nature
 Title           Name of                      of Beneficial       Percent
 of Class        Beneficial Owner             Ownership           of Interest

 Limited         Robert J. Werra                86 units            0.59%
 Partnership     6210 Campbell Rd. #140
 Interests       Dallas, Texas 75248

 Limited         74-Mackenzie Patterson Fund    732 units           5.033%
 Partnership     1640 School St #100
 Interests       Morgana, CA  94556

 Limited         Mackenzie Patterson Special
 Partnership     Fund 4 L.L.C.                  441 units           3.032%
 Interests       1640 School St #100
                 Morgana, CA  94556

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

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2001.

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


                              March 20, 2002