Form 10-Q
period 2002-03-31
AMRECORP REALTY FUND II
filed 2002-05-08
CIK 745061

1




              SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2002   Commission file number
2-90654

                    AMRECORP REALTY FUND II

    (Exact name of registrant as specified in its charter)

              TEXAS                     75-1956009
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                 2800 N. Dallas Pkwy Suite 100
                          __Plano, Texas  75093-4707

           (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)
836-8000.


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

    Consolidated Balance Sheet as of March 31, 2002 and
    December 31, 2001                                 Page 3

     Consolidated Statements of Operations for the Three months
     Ended March 31, 2002 and 2001                     Page 4

     Consolidated Statements of Cash Flows for the Three months
Ended
     March 31, 2002 and 2001                           Page  5



Item 2.  Results of Operations and Management's Discussion and
Analysis of
     Financial Condition                               Page 6

     Liquidity and Capital Resources
Page 7

     Other Information                                 Page 8

     Signatures                                        Page 9

The statements, insofar as they relate to the period subsequent to
December 31, 2001 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets


                               March      December
                                31,          31,
                                2002        2001
                              (Unaudit
                                ed)

ASSETS
Real Estate assets, at cost
Land                          $580,045      $580,045
Buildings and improvements    4,678,27     4,678,271
                                    1
                              5,258,31     5,258,316
                                    6
      Less: Accumulated       (3,350,9    (3,302,996)
        depreciation              96)
Real estate, net              1,907,32     1,955,320
                                    0

Cash including cash           161,184       142,797
investments
Escrow deposits               181,790       208,514
Deferred Costs and Fees        19,957        21,667
Other assets                    3,880        10,444

          Total assets        $2,274,1    $2,338,742
                                   31


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable    $2,224,5    $2,240,377
                                   37
Payable to Affiliates           1,528         1,242
Interest payable                    0        17,410
Real estate taxes payable      28,749             0
Security deposits              19,701        19,501
Accounts payable and accrued   74,417       158,274
expenses

      Total liabilities       2,348,93     2,436,804
                                    2
PARTNERS CAPITAL (DEFICIT):
Limited Partners                (778)      (23,806)
General Partners              (74,023)      (74,256)

Total Partners Capital        (74,801)      (98,062)
(Deficit)


                    Total     $2,274,1    $2,338,742
Liability and Partners Equity      31
    See notes to Condensed Consolidated Financial Statements



                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)
                           Three Months Ended
                                 March 31,
REVENUES                     2002       2001

         Rental income      $219,578    $205,751
         Other property        4,343       6,685
           Total revenues   223,921     212,436

EXPENSES
         Salaries & wages     21,450      19,323
         Maintenance &         5,036      13,539
        repairs
         Utilities             9,140       8,426
         Real estate taxes    28,749      25,500
         General               6,611       6,215
        administrative
         Contract services    10,055      10,421
         Insurance             6,564       4,614
         Interest             52,045      53,103
         Depreciation and     48,000      48,000
        amortization
         Property             11,299      10,510
        management fees
         Amortization of       1,711       1,711
        deferred costs
        and fees

           Total expenses   200,660     201,362

NET INCOME (LOSS)           $23,261     $11,074


NET INCOME PER SHARE              $           $
                               1.60        0.76


   See Notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows
                           Unaudited
                                         Three Months Ended
                                              March 31,
                                           2002         2001

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                           $23,261    $11,074
Adjustments to reconcile net income
(loss) to net cash
provided by operating activities:
Depreciation and amortization                48,000     48,000

Net Effect of changes in operating
accounts
Escrow deposits                              26,724     56,221
Deferred Costs                                1,710      1,710
Accrued real estate taxes                    28,749     25,515
Security deposits                               200      1,150
Accounts payable                           (83,857)   (75,826)
Other assets                                  6,564      4,613

Net cash used by operating activities        51,351     72,457

CASH FLOWS FROM INVESTING ACTIVITIES
                                                  0          0
Net cash used by operating activities             0          0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable        (15,840)   (14,434)
Distribution to Limited Partners                  0          0
Proceeds from amounts due affiliates            286        969
Increase in accrued interest               (17,410)   (17,757)
    Net cash provided by investing         (32,964)   (31,222)
              activities

NET INCREASE (DECREASE) IN CASH AND          18,387     41,235
CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING        142,797    210,193
OF PERIOD

CASH AND CASH EQUIVALENT, END OF           $161,184   $251,428
PERIOD
    See Notes to Condensed Consolidated Financial Statements

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 2002 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 96.9% during the first quarter of 2002 as compared to 95.1% for the first quarter of 2001.

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

Revenue from property operations increased $11,485 or 5.41%, for the first quarter of 2002, as compared to the 2001 first quarter. The increase in rental income of $13,827 or 6.72% is primarily due to higher rental rates. Other income decreased $2,342 or 35.03% primarily due to decreased late charges and
other fees.   The following table illustrates the components:

                   Increase   Per
                              Cent
                   (Decreas  Chang
                      e)       e

Rental income      $13,827   6.72%
Other property     (2,342)   35.03
                                 %
                   $11,485   5.41%

Property operating expenses decreased $702 or .35%, for the first quarter of 2002, as compared to the same period in 2001. This was primarily due from decreased maintenance and repairs expense. Maintenance & repairs decreased primarily due to reduced preventive maintenance repairs needed on the property. Insurance costs increased $1,950 or 42.26% from increased premiums. Real estate taxes increased due to higher assessments on the property. The following table illustrates the components by category:

                   Increase   Per
                              Cent
                   (Decreas  Chang
                      e)       e

Salaries & wages    $2,127   11.01
                                 %
Maintenance &      (8,503)   62.80
repairs                          %
Utilities              714   8.47%
Real estate taxes    3,249   12.74
                                 %
General                396   6.37%
administrative
Contract services    (366)   3.51%
Insurance            1,950   42.26
                                 %
Interest           (1,058)   1.99%
Depreciation and         0   0.00%
amortization
Property               789   7.51%
management fees
Net Increase        ($702)   0.35%
(Decrease)


FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000

Revenue from property operations increased $4,064 or 1.95%, for the first quarter of 2001, as compared to the 2000 first quarter. The increase in rental income of $4,437 or 2.20% is primarily due to higher rental rates. Other income decreased $373 or 5.28% primarily due to decreased late charges and other
fees.   The following table illustrates the components:
                            Increas   Per Cent
                               e
                            (Decrea    Change
                              se)

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

                            Increas   Per Cent
                               e
                            (Decrea    Change
                              se)

Salaries & wages               $209      1.09%
Maintenance & repairs           445      3.40%
Utilities                     1,432     20.47%
Real estate taxes             1,749      7.36%
General administrative        (595)      8.74%
Contract services               548      5.55%
Insurance                       844     22.39%
Interest                    (1,041)      1.92%
Depreciation and            (2,000)      4.00%
amortization
Property management fees        253      2.47%
Net Increase (Decrease)      $1,844      0.92%

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

As  of March 31, 2002, the Partnership had $161,184 in cash and cash  equivalents  as compared to $142,797 as  of  December  31
2001.   The net increase in cash of $18,387 is principally  due
to cash flow from operations.

The property is encumbered by non-recourse mortgage as of March 31, 2002, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2004, are $49,029 $53,082 and $59,039 respectively.

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

In  February  1991,  Amrecorp  Realty  Inc.,  resigned  as  the
Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in order to minimize any effect that Amrecorp's financial difficulties might have on the partnership. Management of the Partnership's assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, CEO.

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






     Date:     May 1, 2002