Form 10-Q
period 2002-06-30
AMRECORP REALTY FUND II
filed 2002-08-07
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                           FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2002    Commission file number 2-90654

                    AMRECORP REALTY FUND II

    (Exact name of registrant as specified in its charter)

              TEXAS                     75-1956009
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                 2800 N. Dallas Pkwy Suite 100
                    Plano, Texas  75093-4707

           (Address of principal executive offices)


Registrant's telephone number, including area code:  (972)836-8000.


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

    Consolidated Balance Sheet as of June 30, 2002 and
    December 31, 2001                                               Page 3

    Consolidated Statements of Operations for the Three and
    Six months Ended June 30, 2002 and 2001                         Page 4

    Consolidated Statements of Cash Flows for the Six months
    Ended June 30, 2002 and 2001                                    Page 5



Item 2.  Results of Operations and Managements Discussion and
         Analysis of

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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                    AMRECORP REALTY FUND II
             Condensed Consolidated Balance Sheets


                                               June 30,       December 31,
                                                 2002            2001
                                             (Unaudited)

ASSETS

Real Estate assets, at cost

Land                                          $580,045          $580,045
Buildings and improvements                   4,678,271         4,678,271

                                             5,258,316         5,258,316

Less: Accumulated depreciation              (3,398,996)       (3,302,996)
Real estate, net                             1,859,320         1,955,320

Cash including cash investments                203,439           142,797
Escrow deposits                                198,967           208,514
Deferred Costs and Fees                         50,073            21,667
Other assets                                     1,150            10,444

           Total assets                     $2,312,949        $2,338,742



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable                  $2,212,331        $2,240,377
Payable to Affiliates                            1,126             1,242
Interest payable                                     0            17,410
Real estate taxes payable                       57,498                 0
Security deposits                               20,856            19,501
Accounts payable and accrued                    87,063           158,274
expenses

      Total liabilities                      2,378,874         2,436,804

PARTNERS CAPITAL (DEFICIT):
Limited Partners                                 8,010           (23,806)
General Partners                               (73,935)          (74,256)

Total Partners Capital                         (65,925)          (98,062)
(Deficit)


Total Liability and Partners Equity         $2,312,949        $2,338,742



    See notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Operations
                          (Unaudited)

                                  Three Months          Six Months
                                  Ended June 30,        Ended June 30,

                                 2002       2001       2002       2001

Rental income                $215,722   $214,907   $435,300   $420,658
Other property                  5,567      8,930      9,910     15,615

  Total revenues              221,289    223,837    445,210    436,273



Salaries & wages               18,478     16,868     39,928     36,191
Maintenance & repairs           6,724     14,474     11,760     28,013
Utilities                       6,978      7,844     16,118     16,270
Real estate taxes              28,749     25,500     57,498     51,000
General administrative         19,803      8,831     26,414     15,046
Contract services              10,429     10,528     20,484     20,949
Insurance                       8,869      5,285     15,433      9,899
Interest                       51,766     52,848    103,811    105,951
Depreciation and amortization  48,000     48,000     96,000     96,000
Property management fees       10,907     10,957     22,206     21,467
Amortization of deferred
costs and fees                  1,710      1,710      3,421      3,421


  Total expenses              212,413    202,845    413,073    404,207





NET INCOME (LOSS)              $8,876    $20,992    $32,137    $32,066


NET INCOME PER SHARE            $0.61      $1.44      $2.21      $2.20


   See Notes to Condensed Consolidated Financial Statements




                    AMRECORP REALTY FUND II
        Condensed Consolidated Statement of Cash Flows
                           Unaudited
                                                            Six Months
                                                           Ended June 30,
                                                         2002          2001
CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                                     $32,137       $32,066

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                          96,000        96,000

Net Effect of changes in operating accounts
Escrow deposits                                         9,547        46,142
Deferred Costs                                        (28,406)      (19,744)
Accrued real estate taxes                              57,498        51,015
Security deposits                                       1,355         1,050
Accounts payable                                      (71,211)      (70,751)
Other assets                                            9,294         6,811

   Net cash used by operating activities              106,214       142,589

CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by operating activities                    0             0

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of mortgage notes payable                   (28,046)      (25,558)
Proceeds from amounts due affiliates                     (116)        3,310
Increase in accrued interest                          (17,410)      (17,757)
 Net cash provided by investing activities            (45,572)      (40,005)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                   60,642       102,584

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                   142,797       210,193


CASH AND CASH EQUIVALENT, END OF PERIOD              $203,439      $312,777


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 2002 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 96.9% during the second quarter of 2002 as compared to 98.4% for the second quarter of 2001.

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Revenue from property operations decreased $2,548 or 1.14%, for the second quarter of 2002, as compared to the 2001 second quarter. Rental income increased $815 or 0.38% from higher rental rates. Other income decreased $3,363 or 37.66% primarily due to decreased late charges and other fees. The following table illustrates the components:

                            Increase      Percent
                           (Decrease)     Change

Rental income                 $815         0.38%
Other property              (3,363)       37.66%
                           ($2,548)        1.14%

Property operating expenses increased $9,568 or 4.72%, for the second quarter of 2002, as compared to the same period in 2001. This was primarily due from increased general and administrative costs. General & administrative costs increased primarily due to partnership mailings. Insurance costs increased $3,584 or 67.81% from increased premiums. Maintenance and repairs decreased $7,750 or 53.54% due to lower preventive maintenance repairs needed on the property. Real estate taxes increased due to higher assessments on the property. The following table illustrates the components by category:

                                   Increase       Percent
                                  (Decrease)      Change


Salaries & wages                    $1,610         9.54%
Maintenance & repairs               (7,750)       53.54%
Utilities                             (866)       11.04%
Real estate taxes                    3,249        12.74%
General administrative              10,972       124.24%
Contract services                      (99)        0.94%
Insurance                            3,584        67.81%
Interest                            (1,082)        2.05%
Depreciation and amortization            0         0.00%
Property management fees               (50)        0.46%
Net Increase                        $9,568         4.72%
(Decrease)


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

                             Increase     Percent
                            (Decrease)    Change

Salaries & wages                $300       1.81%
Maintenance & repairs         (3,040)     17.36%
Utilities                      1,303      19.92%
Real estate taxes              1,749       7.36%
General administrative        (5,231)     37.20%
Contract services                734       7.49%
Insurance                      1,215      29.85%
Interest                      (1,176)      2.18%
Depreciation and amortization (2,000)      4.00%
Property management fees          47       0.43%
Net Increase                 ($6,099)      2.92%
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

As  of June 30, 2002, the Partnership had $203,439 in cash  and cash  equivalents  as compared to $142,797 as  of  December  31
2001.   The net increase in cash of $60,642 is principally  due
to cash flow from operations.

The property is encumbered by non-recourse mortgage as of June 30, 2002, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2004, are $49,029 $53,082 and $59,039 respectively.

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

In  February  1991,  Amrecorp  Realty  Inc.,  resigned  as  the
Managing General Partner of the Partnership. As was communicated to all limited partners, this step was taken in
order   to   minimize  any  effect  that  Amrecorps  financial
difficulties might have on the partnership. Management of the Partnerships assets is performed by Univesco, Inc., a Texas corporation, Robert J. Werra, CEO.

Management intends to continue operating the Partnership in its present form while investigating options to improve operations of the Partnership.



                    Part II

                    Other Information


Item 1.                  Legal Proceedings
                           See Part I Item 2. Managements Discussion and Analysis of Financial Conditions and Results of Operations.

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






     Date:     August 1, 2002