Form 10-Q
period 2002-09-30
AMRECORP REALTY FUND II
filed 2002-10-31
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                   FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

    For Quarter Ended September 30, 2002    Commission file number 2-90654

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

     Consolidated Balance Sheet as of September 30, 2002 and
     December 31, 2001                                              Page 3

     Consolidated Statements of Operations for the Three and
     Six months Ended September 30, 2002 and 2001                   Page 4

     Consolidated Statements of Cash Flows for the Six months
     Ended September 30, 2002 and 2001                              Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements




                            AMRECORP REALTY FUND II
                     Condensed Consolidated Balance Sheets


                                            September 30,      December 31,
                                                2002               2001
                                             (Unaudited)

ASSETS

Real Estate assets, at cost                    $580,045          $580,045
Land                                          4,678,271         4,678,271
Buildings and improvements                    5,258,316         5,258,316
       Less: Accumulated depreciation        (3,446,996)       (3,302,996)
Real estate, net                              1,811,320         1,955,320
Investments in Real Estate Held for Sale
Cash including cash investments                  41,350           142,797
Escrow deposits                                 230,487           208,514
Deferred Costs and Fees                          40,095            21,667
Other assets                                      1,150            10,444

          Total assets                       $2,124,402        $2,338,742


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable                   $2,199,839        $2,240,377
Payable to Affiliates                             1,394             1,242
Interest payable                                      0            17,410
Real estate taxes payable                        86,414                 0
Security deposits                                20,665            19,501
Accounts payable and accrued expenses            83,407           158,274

      Total liabilities                       2,391,719         2,436,804

PARTNERS CAPITAL (DEFICIT):
Limited Partners                               (193,550)          (23,806)
General Partners                                (73,767)          (74,256)

Total Partners Capital (Deficit)               (267,317)          (98,062)


    Total Liability and Partners Equity      $2,124,402        $2,338,742

    See notes to Condensed Consolidated Financial Statements



                           AMRECORP REALTY FUND II
               Condensed Consolidated Statement of Operations
                                (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,

REVENUES                         2002          2001        2002         2001

  Rental income                 $219,561   $214,370    $654,861     $635,028
  Other property                   5,942      7,750      15,852       23,365
       Total revenues            225,503    222,120     670,713      658,393

EXPENSES
  Salaries & wages                19,351     22,433      59,279       58,624
  Maintenance & repairs            9,418     14,868      21,178       42,881
  Utilities                        8,413      9,713      24,531       25,983
  Real estate taxes               28,916     25,500      86,414        76,50
  General administrative           8,383     20,069      34,797       35,115
  Contract services               11,971     10,323      32,455       31,272
  Insurance                        9,900      5,637      25,333       15,536
  Interest                        51,478     52,587     155,289      158,538
  Depreciation and amortization   48,000     48,000     144,000      144,000
  Property management fees        11,194     10,945      33,400       32,412
  Amortization of deferred
     costs & fees                  1,711      1,712       5,132        5,133

              Total expenses     208,735    221,787     621,808      625,994


NET INCOME (LOSS)                $16,768       $333     $48,905      $32,399


NET INCOME PER SHA                 $1.15      $0.02       $3.36        $2.23


   See Notes to Condensed Consolidated Financial Statements




                           AMRECORP REALTY FUND II
                Condensed Consolidated Statement of Cash Flows
                                 Unaudited

                                                      Nine Months Ended
                                                        September 30,
                                                  2002                 2001

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                              $48,905              $32,399
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                  144,000              144,000

Net Effect of changes in operating accounts
Escrow deposits                                (21,973)              22,397
Deferred Costs                                 (18,428)              (8,691)
Accrued real estate taxes                       86,414               76,515
Security deposits                                1,164                  800
Accounts payable                               (74,867)             (66,240)
Other assets                                     9,294                6,811

   Net cash used by operating activities       174,509              207,991

CASH FLOWS FROM INVESTING ACTIVITIES
                                                     0                    0
   Net cash used by operating activities             0                    0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable            (40,538)             (36,942)
Distribution to Limited Partners              (218,160)                   2
Proceeds from amounts due affiliates               152                2,712
Increase in accrued interest                   (17,410)             (17,757)
 Net cash provided by investing activities    (275,956)             (51,985)

NET INCREASE (DECREASE) IN CASH AND CASH      (101,447)             156,006
  EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF        142,797              210,193
  PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD        $41,350             $366,199

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 2002 the Partnership owned one property,
Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet.

The occupancy of Chimney Square averaged 95.3% during the third quarter of 2002 as compared to 99.0% for the third quarter of 2001.

THIRD QUARTER 2002 COMPARED TO THIRD QUARTER 2001

Revenue from property operations increased $3,383 or 1.52%, for the third quarter of 2002, as compared to the 2001 third quarter. Rental income increased $5,191 or 2.42% from higher rental rates. Other income decreased $1,808 or 23.33% primarily due to decreased late charges and other fees. The following table illustrates the components:


                                   Increase     Percent
                                  (Decrease)    Change

Rental income                       $5,191       2.42%
Other property                      (1,808)     23.33%
                                    $3,383       1.52%


Property operating expenses decreased $13,051 or 5.88%, for the third quarter of 2002, as compared to the same period in 2001. This was primarily due from decreased general and administrative costs. General & administrative costs decreased primarily due to partnership mailings being charged earlier in the year. Insurance costs increased $4,263 or 75.63% from increased premiums. Maintenance and repairs decreased $5,450 or 36.66% due to fewer outside contractor repairs needed on the property. Salaries increased $3,082 or 13.74% primarily due to increased on-site maintenance. Contract services increased $1,648 or 15.96% due to higher pest control and cable television costs. The following table illustrates the components by category:

                                                   Increase        Percent
                                                  (Decrease)       Change

Salaries & wages                                   ($3,082)         13.74%
Maintenance & repairs                               (5,450)         36.66%
Utilities                                           (1,300)         13.38%
Real estate taxes                                    3,416          13.40%
General administrative                             (11,686)         58.23%
Contract services                                    1,648          15.96%
Insurance                                            4,263          75.63%
Interest                                            (1,109)          2.11%
Property management fees                               249           2.28%
Net Increase (Decrease)                           ($13,051)          5.88%


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

                                                    Increase         Percent
                                                   (Decrease)        Change

Salaries & wages                                     $2,639           13.33%
Maintenance & repairs                                  (233)           1.54%
Utilities                                             2,414           33.07%
Real estate taxes                                     1,166            4.79%
General administrative                                7,947           65.56%
Contract services                                       537            5.49%
Insurance                                               970           20.78%
Interest                                             (1,047)           1.95%
Depreciation and amortization                        (2,000)           4.00%
Property management fees                                139            1.29%
Net Increase (Decrease)                             $12,532            5.99%


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

As  of September 30, 2002, the Partnership had $41,150 in  cash and cash equivalents as compared to $142,797 as of December  31
2001. The net decrease in cash of $101,647 is principally due to a distribution made September 30, 2002.

On September 30, 2002 the partnership distributed $15.00 per limited partnership unit to units of record September 30, 2002. This distribution was made from excess cash on hand from cash flow from operations.
The property is encumbered by non-recourse mortgage as of September 30, 2002, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2004, are $49,029 $53,082 and $59,039 respectively.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     November 1, 2002


                   CERTIFICATION PURSUANT TO
                    18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II (the Company) on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert J Werra, Principal Executive Officer and Paul M. Ivanoff Treasurer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Robert J. Werra                /s/ Paul M. Ivanoff
    Robert J. Werra                    Paul M. Ivanoff
    CEO Univesco, Inc.                 Treasurer
    Management Agent                   Univesco, Inc.
                                       Management Agent



  November 1, 2002