Form 10-K
period 2002-12-31
AMRECORP REALTY FUND II
filed 2003-04-01
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
            For the Fiscal year ended December 31, 2002
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
       For the Transaction Period from ________ to ________

                  Commission File Number 2-90654

                      AMRECORP REALTY FUND II
      (Exact name of registrant as specified in its charter)

          Texas                                   75-1956009
(State or Other Jurisdiction of                (I.R.S. Employer
(Incorporation or Organization)            (Identification Number)
2800 N Dallas Pkwy #100 Plano, Texas              75093-5994
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                               Yes ..... No X.


                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of December 31, 2002, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,484 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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

On the property owned at December 31, 2002, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 2002 the Partnership owned one property, Chimney Square Apartments. Prior to their disposal during January 1997 and August 1996 the Partnership also owned two other properties, as indicated below:

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

                          Occupancy Rates

                              Percent



                       1998   1999   2000   2001   2002
Chimney Square         93.8%  97.0%  96.9%  97.9%  96.1%

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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2002 there were approximately 1,484 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

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

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis. In 2002 the partnership distributed $15 per limited partnership unit. In 2001 the partnership distributed $20 per limited partnership unit. In 2000 the partnership distributed $25 per limited partnership unit. In 1998 the Partnership distributed $35 per $1000 unit due to the refinancing of Chimney Square Apartments. In 1997 the Partnership distributed $100 per $1000 unit due to the sale of Shorewood Apartments. In 1996 the Partnership distributed $50 per $1000 unit due to the sale of Lancaster Place.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100
    1998               0                   $1                $35
    1999               0                   $0                $0
    2000              $2                   $0                $25
    2001              $10                  $0                $20
    2002              $15                  $0                $15

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


                               2002    2001  2000   1999   1998

Limited Partner Units         14,544 14,544 14,544 14,544 14,544
Outstanding

Statement of Operations
      Total Revenues           $886    $892  $869   $833   $810
      Net Income (Loss)         $65      72    77     41     31
       Limited Partner Net     4.45    4.45  4.78   2.81   2.17
Income(Loss) per Unit - Basic
      Cash Distributions to      15     20     25      0     35
Limited Partners per Unit -
Basic

Balance Sheet:
    Real Estate, net (b)      1,872   1,955 $2,119 $2,275 $2,441
    Total Assets              2,169   2,339  2,586  2,901  2,887
    Mortgages and Notes       2,191   2,240  2,285  2,325  2,363
Payable
    Partner's Equity          (251)     (98)   121    407    366

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

Results of Operations: 2002 VERSUS 2001

Revenue from Property Operations decreased $5,863 or 0.66% as compared to 2001, due to decreased occupancy and rental rates. Additionally, interest income decreased $3,454 resulting from lower cash balances and interest rates. Other income for 2002 decreased $9,949 primarily due to decreased fees and vending income. The following table illustrates the increases:

                  Increase/
                  (Decrease)

Rental income         7,540    0.88%
Interest             -3,454  -14.41%
Fees & Other         -9,949  -81.70%
Net Increase         -5,863   -0.66%


Property operating expenses for 2002 increased $632 from 2001 or 0.08%. General & administrative increased $12,008 or 19.12% primarily due to increased insurance costs. Real estate taxes rose $1,444 or 1.24% primarily due to increased assessed valuations. Repairs and Maintenance decreased $5.574 or 7.60% due to lower overall maintenance costs. Utilities decreased $3,249 or 9.50% due to lower electric rates. The following table illustrates the increases or (decreases):


                     Increase
                     (Decrase)

General and          12,008   19.12%
administrative
Real estate taxes     1,444    1.24%
Payroll                 426    0.55%
Property management     201    0.46%
fee
Depreciation           -241   -0.12%
Interest             -4,383   -2.08%
Repairs and          -5,574   -7.60%
maintenance
Utilities            -3,249   -9.50%
Total operating         632    0.08%
expenses




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


                  Increase
                  (Decrease)

Repairs and           8,593   13.27%
Maintenance
Real estate taxes    11,303   10.79%
General & Admin       7,526   13.61%
Utilities             6,450   23.25%
Payroll                -317   -0.40%
Interest             -4,097   -1.91%
Depreciation and     -2,232   -1.13%
amortization
Property              1,341    3.14%
management fees
Net Increase         28,567    3.61%


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

As of December 31, 2002, the Partnership had $7,833 in cash and cash equivalents as compared to $142,797 as of December 31, 2001. The net decrease in cash of $134,964 is principally due to distributions paid in December 2002.

The remaining property is encumbered by a non-recourse mortgage as of December 31, 2002, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2005, are, $53,082 $59,039 and $2,079,227 respectively.

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







                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2002 and 2001

                 INDEX TO FINANCIAL STATEMENTS




                                                                Page

Independent Auditors' Reports                                      1

Financial Statements

  Balance Sheets as of December 31, 2002 and 2001                  3

  Statements of Income for the years ended December 31, 2002,
2001 and 2000                                                      4

  Statements of Partners' Equity (Deficit) for the years ended
  December 31, 2002, 2001 and 2000                                 5

  Statements of Cash Flows for the years ended December 31,
2002, 2001 and 2000                                                6

  Notes to Financial Statements                                    7

  Schedule III - Real Estate and Accumulated Depreciation         13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2002 and 2001, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2002 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 24, 2003
Plano, Texas
                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                   December 31, 2002 and 2001


                             ASSETS
                                               2002         2001

Investments in real estate at cost
      Land                                 $580,045     $580,045
      Buildings, improvements
      and furniture and fixtures          4,783,433    4,678,271

                                          5,363,478    5,258,316
     Accumulated  depreciation           (3,491,552)  (3,302,996)

                                          1,871,926    1,955,320

Cash   and   cash  equivalents                7,833      142,797
Deferred financing costs, net of accumulated
      amortization of $65,906 and $59,064,
      respectively                           14,825       21,667
Escrow deposits                             259,836      208,514
Other assets                                 14,966       10,444

TOTAL ASSETS                              2,169,386    2,338,742


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable
                                          2,191,348    2,240,377
Accounts payable and accrued expenses       141,979      134,849
Due to affiliates                            24,152        1,242
Accrued interest payable                     17,028       17,410
Distributions payable                        25,435       23,425
Security deposits                            20,271       19,501

TOTAL LIABILITIES                         2,420,213    2,436,804

PARTNERS' EQUITY                           (250,827)     (98,062)

TOTAL  LIABILITIES  AND  PARTNERS'  EQUITY
                                         $2,169,386   $2,338,742


                    AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
      For the Years Ended December 31, 2002, 2001, and 2000

                                   2002       2001     2000

INCOME
 Rentals                         $863,640  $856,100  $834,640
 Fees and other                    20,520    23,974    17,522
 Interest                           2,228    12,177    16,931

 Total income                     886,388   892,251   869,093

OPERATING EXPENSES
 Interest                         206,474   210,857   214,954
 Depreciation and amortization    195,398   195,639   197,871
 Real estate taxes                117,501   116,057   104,754
 Payroll                           78,400    77,974    78,291
 Repairs and maintenance           67,779    73,353    64,760
 General and administrative        74,821    62,813    55,287
 Property  management  fee to
 affiliate                         44,208    44,007    42,666
 Utilities                         30,940    34,189    27,739
 Administrative services
 fees to  affiliate                 5,472     5,472     5,472

 Total operating expenses         820,993   820,361   791,794

 NET INCOME                       $65,395   $71,890   $77,299

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic      $ 4.45    $  4.45   $  4.78

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC               14,544    14,544    14,544
                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2002, 2001 and 2000


                                  Genera     Limited
                                  Partner   Partners    Total

 Balance, January 1, 2000         (89,175)   496,404   407,229

 Distributions                        ---   (363,600) (363,600)

 Net income                          7,730    69,569    77,299

 Balance, December 31, 2000       (81,445)   202,373   120,928

 Distributions                        ---   (290,880) (290,880)

 Net income                          7,189    64,701    71,890

 Balance,  December 31, 2001      (74,256)  (23,806)   (98,062)

 Distributions                        ---   (218,160) (218,160)

 Net income                            654    64,741    65,395

 Balance,  December 31, 2002      $(73,602)$(177,225)$(250,827)












                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2002, 2001 and 2000

                                    2002      2001   2000

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                       $65,395   $71,890   $77,299
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization    195,398   195,639   197,871
 Changes in assets and liabilities:
   Escrow deposits                (34,928)   14,180   (14,795)
   Other assets                   (4,522)   (2,482)   (1,280)
   Accrued interest payable         (382)     (347)     (404)
   Due to affiliates               22,910     1,560     (977)
     Accounts payable and
     accrued  expenses              7,130    13,981   15,052
   Security deposits                  770     1,200     (600)

 Net   cash  provided  by
      operating  activities       251,771   295,621   272,166

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate       (105,162) (25,215)  (35,078)
 Deposits to reserve for
      replacements                 (32,220) (32,298)  (33,388)
 Disbursements from reserve
      for replacements              15,826   30,056    33,581

 Net   cash  used  for
      investing  activities       (121,556) (27,457)  (34,885)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and
      notes  payable               (49,029) (44,680)  (40,717)
 Distributions                    (218,160)(290,880) (363,600)
 Distributions payable               2,010      ---    (1,250)

 Net  cash  used  for
      financing activities        (265,179)(335,560) (405,567)

 Net decrease in cash and
   cash equivalents               (134,964) (67,396)  (168,286)

 Cash and cash equivalents at
     beginning of period           142,797  210,193    378,479

 Cash and cash equivalents at
     end of period                 $ 7,833 $142,797   $210,193

 Supplemental disclosure of cash flow information:
 Cash  paid  during the year
      for interest                $206,855 $211,204   $215,167

                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2002. Under the terms of the offering, no additional units will be offered.

     Allocation of Net Income (Loss) and Cash


     Net operating income and loss are allocated 1% to general partners and 99% to limited partners. Net operating cash flow, as defined in the partnership agreement, shall be distributed to the limited and general partners first to the limited partners in an amount equal to a variable distribution preference on capital contributions for the current year and then to the extent the preference has not been satisfied for all preceding years, and, thereafter, 10% to the general partner and 90% to the limited partners.

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

     Cash proceeds from the sale of property or refinancing are allocated first to the limited partners to the extent of their capital contributions and distribution preference as determined on the date of the partners' entry into the Partnership; and, thereafter, 15% to the general partner and 85% to the limited partners.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Basis of Accounting


     The Partnership maintains its books on the basis of accounting used for federal income tax reporting purposes. Memorandum entries have been made to present the accompanying financial statements in accordance with U.S. generally accepted accounting principles.

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

     Cash and Cash Equivalents


     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

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

     Concentration of Credit Risk


     Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2002.

     Use of Estimates


     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

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

     Comprehensive Income


     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2002, 2001, 2000, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information


     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     Mortgage payable of $2,191,348 and $2,240,377 at December 31, 2002 and 2001, respectively, bears interest at a rate of 9.325% and is payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,069,000 is due. This mortgage note is secured by real estate with a net book value of $1,871,926.


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001


NOTE B - MORTGAGE PAYABLE - CONTINUED

     At December 31, 2002, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows

              2003                          53,082
              2004                          59,039
              2005                       2,079,227
              2006                             ---
              2007                             ---

                                        $2,191,348


NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2002, 2001 and 2000:

                                     2002     2001       2000
     Property management fee       $44,208   $44,007   $42,666
     Administrative service fee      5,472     5,472     5,472

     Resulting  from  the  above  transactions,  amounts  due  an affiliate  of the general partner as of December  31,  2002,
     2001   and   2000   totaled  $24,152,  $1,242,   and   $-0-,
     respectively.

NOTE D - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2002 and 2001

NOTE E - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2002 would have been as follows:



         Net income per accompanying financial               $
     statements                                         65,395

         Add - book basis depreciation using           188,556
     straight-line method

         Deduct - income tax basis depreciation
     expense using ACRS method                          28,471



         Excess of revenues over expenses,
             accrual income tax basis                $ 225,480


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2002 and 2001.

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

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2002

                        Initial  Cost
                        to Partnership
Description   Encumbrances  Land   Building      Total Cost
                                       And       Subsequent
                                  Improvements       to
                                                 Acquisition

A 128-unit
two-story
apartment
community of
wooden frame    (b)
construction           $580,045 $4,341,569        $441,864
and a combination
brick veneer
and  wood
siding
exterior
located in
Abilene,
Texas

                           Gross amounts at which
                           carried at Close of Year


                          Land     Buildings &      Total      Accumulated
                                   Improvements    (c)(d)      Depreciation
                                                                 (c)

                      $580,045       $4,783,433    $5,363,478   $3,491,552



                      Date of        Date         Life on which
                      Construction   Acquired     Depreciation is computed

                      Complete at                      (a)
                      acquisition     11/1/84
                      Date

See notes to Schedule III.

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2002


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation ofinvestments in real estate and accumulated depreciation for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                        Investments in    Accumulated
                                          Real            Depreciation
                                          Estate

    Balance, January 1, 2000             $5,190,023      $2,923,170


        Acquisitions                         35,078          ---
        Depreciation expense                    ---         191,029

    Balance, December 31, 2000           $ 5,223,101     $3,114,199


        Acquisitions                         25,215          ---
        Depreciation expense                    ---      188,797

    Balance, December 31, 2001           $5,258,316   $3,302,996


        Acquisitions                        105,162          ---
        Depreciation expense                    ---      188,556

    Balance, December 31, 2002           $5,363,478   $3,491,552



(d) Aggregate cost for federal income tax purposes is $5,381,069.





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

Robert J. Werra, 64, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

      For the Fiscal year ended December 31, 2002, 2001, and 2000, property management fees earned totaled $44,208, $44,007, and $42,666, respectively. An additional administration service fee was paid to the general partner of $5,472, $5,472, and $5,472, for the years ended December 31, 2002, 2001, and 2000, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

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

     Title          Name of                Amount and Nature   Percent
     of Class  Beneficial Owner            of Beneficial       Ownership

     Limited        Robert J. Werra          86 units               0.59%
     Partnership    2800 N Dallas Pkwy #100
     Interests      Plano, Texas 75093

     Limited        74 - Mackenzie Patterson 732 units              5.033%
     Partnership    1640 School St #100
     Interests      Morgana, CA  94556

     Limited        Mackenzie Patterson
                    Special Fund 4 L.L.C. 441 units                 3.032%
     Partnership    1640 School St #100
     Interests      Morgana, CA  94556

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

    Item 14.  Controls and Procedures
Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Principal Financial Officer and Principal Executive Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



PART IV


Item 15.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2002.

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

(d)  Financial Statement Schedules excluded from the annual report
          None


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMRECORP REALTY FUND II
                              ROBERT J. WERRA, GENERAL PARTNER


                              /s/ Robert J. Werra


                              March 21, 2003


                           CERTIFICATION

I, Robert J Werra, certify that:
1. I have reviewed this annual report on Form 10-K of Amrecorp
Realty Fund II;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     March 21, 2003
/s/ Robert J. Werra
General Partner

                     CERTIFICATION PURSUANT TO
                      18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
           SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Annual Report of Amrecorp Realty Fund II ("the Company") on Form 10-K for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer
March 21, 2003