Form 10-Q
period 2003-06-30
AMRECORP REALTY FUND II
filed 2003-08-14
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2003 Commission file number 2-90654

AMRECORP REALTY FUND II

(Exact name of registrant as specified in its charter)
TEXAS	75-1956009
(State or other jurisdiction of incorporation or organization	(IRS Employer Identification Number)

2800 N. Dallas Pkwy Suite 100

__Plano, Texas 75093-5994

(Address of principal executive offices)

Registrants telephone number, including area code: (972) 836-8000.

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

Consolidated Balance Sheet as of June 30, 2003 and

December 31, 2002 Page 3

Consolidated Statements of Operations for the Three and Six

months Ended June 30, 2003 and 2002 Page 4

Consolidated Statements of Cash Flows for the Three and Six

months Ended June 30, 2003 and 2002 Page 5

Item 2. Results of Operations and Managements Discussion and Analysis of

Financial Condition Page 6

Liquidity and Capital Resources Page 7

Other Information Page 8

Signatures Page 9

The statements, insofar as they relate to the period subsequent to

December 31, 2002 are Unaudited.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

AMRECORP REALTY FUND II

Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS

Real Estate assets, at cost	$580,045	$580,045
Land	4,783,433	4,783,433
Buildings and improvements	5,363,478	5,363,478
Less: Accumulated depreciation	(3,587,552)	(3,491,552)
Real estate, net	1,775,926	1,871,926
Investments in Real Estate Held for Sale
Cash including cash investments	153,550	7,833
Escrow deposits	125,160	259,836
Deferred Costs and Fees	41,771	14,825
Other assets	1,150	14,966

Total assets	$2,097,557	$2,169,386

LIABILITIES AND PARTNERS EQUITY:

LIABILITIES:
Mortgage and notes payable	$2,160,572	$2,191,348
Payable to Affiliates	1,558	24,152
Interest payable	0	17,028
Real estate taxes payable	58,435	0
Security deposits	21,569	20,271
Accounts payable and accrued expenses	76,255	167,414

Total liabilities	2,318,389	2,420,213
PARTNERS CAPITAL (DEFICIT):
Limited Partners	(147,530)	(177,225)
General Partners	(73,302)	(73,602)

Total Partners Capital (Deficit)	(220,832)	(250,827)

Total Liability and Partners Equity	$2,097,557	$2,169,386

See notes to Condensed Consolidated Financial Statements

AMRECORP REALTY FUND II

Condensed Consolidated Statement of Operations

(Unaudited)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
REVENUES		2003	2002	2003	2002

	Rental income	$216,835	$215,722	$430,720	$435,300
	Other property	5,477	5,567	11,190	9,910
	Total revenues	222,312	221,289	441,910	445,210

EXPENSES
	Salaries & wages	19,490	18,478	39,672	39,928
	Maintenance & repairs	8,016	6,724	13,106	11,760
	Utilities	9,099	6,978	17,551	16,118
	Real estate taxes	29,250	28,749	58,500	57,498
	General administrative	10,801	19,803	16,529	26,414
	Contract services	11,761	10,429	23,523	20,484
	Insurance	9,784	8,869	19,684	15,433
	Interest	50,952	51,766	101,837	103,811
	Depreciation and amortization	48,000	48,000	96,000	96,000
	Property management fees	11,025	10,907	22,091	22,206
	Amortization of deferred costs and fees	1,711	1,710	3,422	3,421

	Total expenses	209,889	212,413	411,915	413,073

	NET INCOME (LOSS)	$12,423	$8,876	$29,995	$32,137

	NET INCOME PER SHARE	$ 0.85	$ 0.61	$ 2.06	$32,137

See Notes to Condensed Consolidated Financial Statements

AMRECORP REALTY FUND II

Condensed Consolidated Statement of Cash Flows

Unaudited
	Six Months Ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)	$29,995	$32,137
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	96,000	96,000

Net Effect of changes in operating accounts
Escrow deposits	134,676	9,547
Deferred Costs	(26,946)	(28,406)
Accrued real estate taxes	58,435	57,498
Security deposits	1,298	1,355
Accounts payable	(91,159)	(71,211)
Other assets	13,816	9,294

Net cash used by operating activities	216,115	106,214

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable	(30,776)	(28,046)
Proceeds from amounts due affiliates	(22,594)	(116)
Increase in accrued interest	(17,028)	(17,410)
Net cash provided by financing activities	(70,398)	(45,572)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	145,717	60,642
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	7,833	142,797

CASH AND CASH EQUIVALENT, END OF PERIOD	$153,550	$203,439

See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Partnerships latest annual report on Form 10-K.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 2003 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet.

The occupancy of Chimney Square averaged 94.3% during the second quarter of 2003 as compared to 96.9% for the second quarter of 2002.

SECOND QUARTER 2003 COMPARED TO SECOND QUARTER 2002

Revenue from property operations increased $1,023 or 0.46%, for the second quarter of 2003, as compared to the 2002 second quarter. Rental income increased $1,113 or 0.52% from higher rental rates. Other income decreased $90 or 1.62% primarily due to decreased fees. The following table illustrates the components:
	Increase	Per Cent
	(Decrease)	Change

Rental income	$1,113	0.52%
Other property	(90)	1.62%
	$1,023	0.46%

Property operating expenses decreased $2,525 or 1.19%, for the second quarter of 2003, as compared to the same period in 2002. This was primarily due from decreased general & administrative costs. General & administrative costs decreased $9,002 or 45.46% primarily due to decreased mailing costs. Utility costs increased $2,121 or 30.4% as a result of increased gas costs. Contract services increased $1,332 or 12.77% due to higher cable television costs. The following table illustrates the components by category:
	Increase	Per Cent
	(Decrease)	Change

Salaries & wages	$1,012	5.48%
Maintenance & repairs	1,292	19.21%
Utilities	2,121	30.40%
Real estate taxes	501	1.74%
General administrative	(9,002)	45.46%
Contract services	1,332	12.77%
Insurance	915	10.32%
Interest	(814)	1.57%
Depreciation and amortization	0	0.00%
Property management fees	118	1.08%
Net Increase (Decrease)	($2,525)	1.19%

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Revenue from property operations increased $8,937 or 2.05%, for the second quarter of 2002, as compared to the 2001 second quarter. The increase in rental income of $14,642 or 3.48% is primarily due to higher rental rates. Other income decreased $5,705 or 36.54% primarily due to decreased late charges and other fees. The following table illustrates the components:
	Increase	Per Cent
	(Decrease)	Change

Rental income	$14,642	3.48%
Other property	(5,705)	36.54%
	$8,937	2.05%

Property operating expenses increased $8,866 or 2.19%, for the second quarter of 2002, as compared to the same period in 2001. This was primarily due from increased general and administrative expense. General and administrative expense increased $11,368 or 75.55% primarily due to increased mailing costs of the partnership. . Insurance costs increased $5,534 or 55.90% from increased premiums. Maintenance & repairs decreased primarily due to reduced preventive maintenance repairs needed on the property. Real estate taxes increased due to higher assessments on the property. The following table illustrates the components by category:
	Increase	Per Cent
	(Decrease)	Change

Salaries & wages	$3,737	10.33%
Maintenance & repairs	(16,253)	58.02%
Utilities	(152)	0.93%
Real estate taxes	6,498	12.74%
General administrative	11,368	75.55%
Contract services	(465)	2.22%
Insurance	5,534	55.90%
Interest	(2,140)	2.02%
Depreciation and amortization	0	0.00%
Property management fees	739	3.44%
Net Increase (Decrease)	$8,866	2.19%

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

As of June 30, 2003, the Partnership had $153,550 in cash and cash equivalents as compared to $7,833 as of December 31 2002. The net increase in cash of $145,717 is principally due to cash flow from operations.

On September 30, 2002 the partnership distributed $15.00 per limited partnership unit to units of record September 30, 2002. This distribution was made from excess cash on hand from cash flow from operations.

The property is encumbered by non-recourse mortgage as of June 30, 2003, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2005, are $53,082, $59,039 and $2,079,227 respectively.

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

Statement No. 2-90654 effective July 6, 1984.

11 Not Applicable

15 Not Applicable

18 Not Applicable

19 Not Applicable

20 Not Applicable

23 Not Applicable

31.1 Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMRECORP REALTY FUND II

a Texas limited partnership

By: /s/ Robert J. Werra

Robert J. Werra,

General Partner

Date: August 1, 2003

Exhibit 31.1

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I Robert J. Werra, Acting Principal Executive Officer and Chief Financial Amrecorp Realty Fund II ("the Company"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the company and its consolidated subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

c. evaluated the effectiveness of the Companys disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER

THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued

d. disclosed in this report any change in the Companys internal control over financial reporting that occurred during the Companys most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting; and

5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Companys auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Companys ability to record, process, summarize, and report financial data; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Companys internal control over financial reporting.

/s/ Robert J. Werra

Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer

August 1, 2003

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

    The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Robert J. Werra

Robert J. Werra

Acting Principal Executive Officer and Chief Financial Officer

August 1, 2003