Form 10-Q
period 2003-09-30
AMRECORP REALTY FUND II
filed 2003-11-13
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended September 30, 2003    Commission file number 2-90654

                     AMRECORP REALTY FUND II

     (Exact name of registrant as specified in its charter)

              TEXAS                     75-1956009
 (State or other jurisdiction of      (IRS Employer
  incorporation or organization       Identification
                                         Number)

                  2800 N. Dallas Pkwy Suite 100
                    Plano, Texas  75093-5994

            (Address of principal executive offices)


Registrant's telephone number, including area code:  (972) 836-8000.


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

     Consolidated Balance Sheet as of September 30, 2003 and
     December 31, 2002                                                Page 3

     Consolidated Statements of Operations for the Three and Nine
     months    Ended September 30, 2003 and 2002
                                                                      Page 4

     Consolidated Statements of Cash Flows for the Three and Nine months Ended September 30, 2003 and 2002
                                                                      Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                     AMRECORP REALTY FUND II
              Condensed Consolidated Balance Sheets


                                               September 30,     December 31,
                                                   2003              2002
                                                (Unaudited)

ASSETS

Real Estate assets, at cost                       $580,045          $580,045
Land                                             4,783,433         4,783,433
Buildings and improvements                       5,363,478         5,363,478

Less: Accumulated depreciation                  (3,635,552)       (3,491,552)
Real estate, net                                 1,727,926         1,871,926

Investments in Real Estate

Held for Sale
Cash including cash investments                    194,880             7,833
Escrow deposits                                    171,242           259,836
Deferred Costs and Fees                             32,352            14,825
Other assets                                         1,150            14,966

           Total assets                         $2,127,550        $2,169,386



LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable                      $2,146,863        $2,191,348
Payable to Affiliates                                    0            24,152
Interest payable                                         0            17,028
Real estate taxes payable                           87,685                 0
Security deposits                                   24,553            20,271
Accounts payable and accrued                        75,226           167,414
expenses

      Total liabilities                          2,334,327         2,420,213

PARTNERS CAPITAL (DEFICIT):
Limited Partners                                  (133,616)         (177,225)
General Partners                                   (73,161)          (73,602)

Total Partners Capital                            (206,777)         (250,827)
(Deficit)


   Total Liability and Partners Equity          $2,127,550        $2,169,386


     See notes to Condensed Consolidated Financial Statements






                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
REVENUES                          2003          2002       2003          2002

    Rental income                $224,260   $219,561      $654,980   $654,861
    Other property                  3,839      5,942        15,029     15,852

      Total revenues              228,099    225,503       670,009    670,713

EXPENSES
    Salaries & wages               21,439     19,351        61,111     59,279
    Maintenance & repairs           8,124      9,418        21,230     21,178
    Utilities                       8,365      8,413        25,916     24,531
    Real estate taxes              29,250     28,916        87,750     86,414
    General administartive         13,672      8,383        30,201     34,797
    Contract services              12,451     11,971        35,974     32,455
    Insurance                       9,366      9,900        29,050     25,333
    Interest                       50,262     51,478       152,099    155,289
    Depreciation and amortization  48,000     48,000       144,000    144,000
    Property management fees       11,405     11,194        33,496     33,400
    Amortization of costs and fees  1,710      1,711         5,132      5,132


      Total expenses              214,044    208,735       625,959    621,808



        NET INCOME (LOSS)         $14,055    $16,768       $44,050    $48,905



NET INCOME PER SHARE                $0.97      $1.15         $3.03      $3.36



    See Notes to Condensed Consolidated Financial Statements




                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Cash Flows
                            Unaudited


                                                          None Months Ended
                                                            September 30,
                                                          2003          2002

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                      $44,050       $48,905

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                          144,000       144,000

Net Effect of changes in operating accounts

Escrow deposits                                         88,594       (21,973)
Deferred Costs                                         (17,527)      (18,428)
Accrued real estate taxes                               87,685        86,414
Security deposits                                        4,282         1,164
Accounts payable                                       (92,188)      (74,867)
Other assets                                            13,816         9,294

   Net cash used by operating activities               272,712       174,509

CASH FLOWS FROM INVESTING ACTIVITIES
                                                             0             0
   Net cash used by investing activities                     0             0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                    (44,485)      (40,538)
Distribution to Limited Partners                             0      (218,160)
Proceeds from amounts due affiliates                   (24,152)          152
Increase in accrued interest                           (17,028)      (17,410)
 Net cash provided by financing activities             (85,665)     (275,956)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   187,047      (101,447)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           7,833       142,797
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD               $194,880       $41,350


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 2003 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 98.2% during the third quarter of 2003 as compared to 95.3% for the third quarter of 2002.

THIRD QUARTER 2003 COMPARED TO THIRD QUARTER 2002

Revenue from property operations increased $2,596 or 1.15%, for the third quarter of 2003, as compared to the 2002 third quarter. Rental income increased $4,699 or 2.14% from higher rental rates. Other income decreased $2,103 or 35.39% primarily due to decreased fees. The following table illustrates the components:


                                             Increase   Percent
                                            (Decrease)  Change

Rental income                                 $4,699     2.14%
Other property                                (2,103)   35.39%
                                              $2,596     1.15%

Property operating expenses increased $5,310 or 2.54%, for the third quarter of 2003, as compared to the same period in 2002. This was primarily due from increased general & administrative costs. General & administrative costs increased $5,289 or 63.09% primarily due to increased mailing costs, and professional fees. Maintenance & repairs decreased $1,294 or 13.74% due to less demand for maintenance supplies. Payroll increased $2,088 pr 10.79% due to increased salaries. The following table illustrates the components by category:

                                             Increase   Percent
                                            (Decrease)  Change

Salaries & wages                              $2,088    10.79%
Maintenance & repairs                         (1,294)   13.74%
Utilities                                        (48)    0.57%
Real estate taxes                                334     1.16%
General administrative                         5,289    63.09%
Contract services                                480     4.01%
Insurance                                       (534)    5.39%
Interest                                      (1,216)    2.36%
Property management fees                         211     1.88%

Net Increase                                  $5,310     2.54%
(Decrease)



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


Property operating expenses decreased $13,051 or 5.88%, for the third quarter of 2002, as compared to the same period in 2001. This was primarily due from decreased general and administrative costs. General & administrative costs decreased primarily due to
partnership   mailings  being  charged  earlier  in   the   year.
Insurance   costs  increased  $4,263  or  75.63%  from  increased
premiums. Maintenance and repairs decreased $5,450 or 36.66% due to fewer outside contractor repairs needed on the property. Salaries decreased $3,082 or 13.74% primarily due to decreased on-site maintenance. Contract services increased $1,648 or 15.96% due to higher pest control and cable television costs. The following table illustrates the components by category:

                                             Increase   Percent
                                            (Decrease)  Change

Salaries & wages                             ($3,082)   13.74%
Maintenance & repairs                         (5,450)   36.66%
Utilities                                     (1,300)   13.38%
Real estate taxes                              3,416    13.40%
General administrative                       (11,686)   58.23%
Contract services                              1,648    15.96%
Insurance                                      4,263    75.63%
Interest                                      (1,109)    2.11%
Property management fees                         249     2.28%

Net Increase                                ($13,051)    5.88%
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

As  of  September 30, 2003, the Partnership had $194,880 in  cash and  cash  equivalents as compared to $7,833 as  of  December  31
2002. The net increase in cash of $187,047 is principally due to cash flow from operations.

On September 30, 2002 the partnership distributed $15.00 per limited partnership unit to units of record September 30, 2002. This distribution was made from excess cash on hand from cash flow from operations.
The property is encumbered by non-recourse mortgage as of September 30, 2003, with an interest rate of 9.325%. Required principal payments on this mortgage note for the three years ended December 31, 2005, are $53,082, $59,039 and $2,079,227 respectively.

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



Exhibit Designation                Document Description

                                   Limited Partnership Agreement
                                   incorporated by reference to
                                   Registration Statement No. 2-90654
                                   effective July 6, 1984.

                                   Limited Partnership Agreement
                                   incorporated by reference to
                                   Registration Statement No. 2-90654
                                   effective July 6, 1984.

     11                            Not Applicable
     15                            Not Applicable
     18                            Not Applicable
     19                            Not Applicable
     20                            Not Applicable
     23                            Not Applicable

     31.1 Certification Pursuant to Rules 13a-14 and 15d-14 Under the Securities Exchange Act of 1934, as Adopted Pursuant to
                                   Section 302 of the Sarbanes-
                                   Oxley Act of 2002, filed
                                   herewith.

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






     Date:     October 31, 2003

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

  c. evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



      CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
      THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued


  d. disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and


5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Company's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize, and report financial data; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 31, 2003













                            Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 31, 2003