Form 10-K
period 2003-12-31
AMRECORP REALTY FUND II
filed 2004-03-30
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
            For the Fiscal year ended December 31, 2003
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
       For the Transaction Period from ________ to ________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                               Yes___ No X.


                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of December 31, 2003, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,538 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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

On the property owned at December 31, 2003, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 2003 the Partnership owned one property, Chimney Square Apartments.

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

                          Occupancy Rates

                              Percent



                       1999    2000    2001    2002    2003
Chimney Square         97.0%   96.9%   97.9%   96.1%   94.5%

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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2003 there were approximately 1,538 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, 74-Mackenzie Patterson Fund ("Mackenzie") acquired 732, approximately 5%, of the outstanding Interests of the partnership in 1998 (as reported in Item 12(b)). Mackenzie Patterson Special Fund 4 L.L.C. ("Mackenzie") acquired 441, approximately 3%, of the outstanding Interests of the partnership in 1999 (as reported in Item 12(b)). During 2003 Mackenzie sold all of its positions in the fund to individuals none of which comprise over 1% of the fund. Currently the general partner is aware of an ongoing tender offer to the unit-holder to purchase 4.9% of the fund at $120 per unit. The registrant knows of no other activity involving the sale or acquisition of Interest.

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

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100
    1998               0                   $1                $35
    1999               0                   $0                $0
    2000              $2                   $0                $25
    2001              $10                  $0                $20
    2002              $15                  $0                $15
    2003              $17                  $0                $0

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


                               2003    2002    2001    2000    1999

Limited Partner Units        14,544  14,544  14,544  14,544  14,544
Outstanding

Statement of Operations
      Total Revenues           $911    $886    $892    $869    $833
      Net Income (Loss)         $78     $65      72      77      41
      Limited Partner Net      5.32    4.45    4.45    4.78    2.81
       Income(Loss) per
       Unit-Basic
      Cash Distributions to       0      15      20      25       0
       Limited Partners per
       Unit-Basic

Balance Sheet:
    Real Estate, net          1,694   1,872   1,955   2,119   2,275
    Total Assets              2,158   2,169   2,339   2,586   2,901
    Mortgages and Notes       2,138   2,191   2,240   2,285   2,325
Payable
    Partner's Equity           (173)   (251)    (98)    121     407

Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information."

Results of Operations: 2003 VERSUS 2002

Revenue from Property Operations increased $24,179 or 2.73% as compared to 2002, due to increased rental rates. Additionally, interest income decreased $2,215 resulting from lower cash balances. Other income for 2003 increased $2,098 primarily due to increased fee income. The following table illustrates the increases:

                         Increase/
                        (Decrease)

Rental income        24,296     2.81%
Interest            (2,215)   (10.79%)
Fees & Other          2,098    10.22%
Net Increase         24,179     2.73%


Property operating expenses for 2003 increased $11,363 from 2002 or 1.38%. Utilities increased $9,312 or 30.10% due to higher electric rates as a result of higher natural gas prices. Payroll increased $9,783 or 12.48% due to higher salaries. Real estate taxes decreased $3,594 or 3.06% primarily due to decreased assessed valuations. The following table illustrates the increases or (decreases):


                                        Increase
                                       (Decrease)
Utilitities                         9,312     30.10%
Payroll                             9,783     12.48%
Property management fee             1,320      2.99%
Depreciation and amortization         674      0.34%
General and administrative           (274)    (0.37%)
Repairs and maintenance            (1,423)    (2.10%)
Interest                           (4,435)    (2.15%)
Real estate taxes                  (3,594)    (3.06%)
Total operating expenses           11,363      1.38%


Results of Operations: 2002 VERSUS 2001

Revenue from Property Operations decreased $5,863 or 0.66% as compared to 2001, due to decreased occupancy and rental rates. Additionally, interest income decreased $9,949 resulting from lower cash balances and interest rates. Other income for 2002 decreased $3,454 primarily due to decreased fees and vending income. The following table illustrates the increases:

                         Increase/
                        (Decrease)

Rental income        7,540     0.88%
Interest            (9,949)  (81.70%)
Fees & Other        (3,454)  (14.41%)
Net Increase        (5,863)   (0.66%)


Property operating expenses for 2002 increased $632 from 2001 or 0.08%. General & administrative increased $12,008 or 19.12% primarily due to increased insurance costs. Real estate taxes rose $1,444 or 1.24% primarily due to increased assessed valuations. Repairs and Maintenance decreased $5,574 or 7.60% due to lower overall maintenance costs. Utilities decreased $3,249 or 9.50% due to lower electric rates. The following table illustrates the increases or (decreases):


                                             Increase
                                            (Decrease)
General and administrative               12,008    19.12%
Real estate taxes                         1,444     1.24%
Payroll                                     426     0.55%
Property management fee                     201     0.46%
Depreciation                               (241)   (0.12%)
Interest                                 (4,383)   (2.08%)
Repairs and maintenance                  (5,574)   (7.60%)
Utilities                                (3,249)   (9.50%)
Total operating expenses                    632     0.08%


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

As of December 31, 2003, the Partnership had $240,219 in cash and cash equivalents as compared to $7,833 as of December 31, 2002. The net increase in cash of $232,386 is principally due to cash flow from operations.

The remaining property is encumbered by a non-recourse mortgage as of December 31, 2003, with an interest rate of 9.325%. Required principal payments on this mortgage note for the two years ended December 31, 2005, are $59,039 and $2,079,227 respectively.

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











                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2003 and 2002

                 INDEX TO FINANCIAL STATEMENTS




                                                                     Page

Independent Auditors' Reports                                           1

Financial Statements

  Balance Sheets as of December 31, 2003 and 2002                       3

  Statements of Income for the years ended December 31, 2003,
  2002 and 2001                                                         4

  Statements of Partners' Equity (Deficit) for the years ended
  December 31, 2003, 2002 and 2001                                      5

  Statements of Cash Flows for the years ended December 31,
  2003, 2002 and 2001                                                   6

  Notes to Financial Statements                                         7

  Schedule III - Real Estate and Accumulated Depreciation              14



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








                  INDEPENDENT AUDITORS' REPORT


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2003 and 2002, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the December 31, 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2003 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 14, 2004
Plano, Texas




                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                   December 31, 2003 and 2002


                             ASSETS
                                                   2003              2002

Investments in real estate at cost
      Land                                     $580,045          $580,045
      Buildings, improvements and
       furniture and fixtures                 4,794,733         4,783,433

                                              5,374,778         5,363,478

      Accumulated  depreciation              (3,680,782)       (3,491,552)

                                              1,693,996         1,871,926

Cash and cash equivalents                       240,219             7,833
Deferred financing costs, net of
 accumulated amortization of $72,747
 and $65,906, respectively                        7,983            14,825
Escrow deposits
Other assets                                    202,842           259,836
                                                 13,320            14,966

TOTAL ASSETS                                  2,158,360         2,169,386


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                              2,137,546         2,191,348
Accounts payable and accrued expenses           128,101           141,979
Due to affiliates                                   320            24,152
Accrued interest payable                         16,611            17,028
Distributions payable                            25,185            25,435
Security deposits                                23,213            20,271

TOTAL LIABILITIES                             2,330,976         2,420,213

PARTNERS' EQUITY                               (172,616)         (250,827)

TOTAL LIABILITIES AND PARTNERS' EQUITY       $2,158,360        $2,169,386


                    AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
      For the Years Ended December 31, 2003, 2002, and 2001

                                          2003          2002          2001

INCOME
 Rentals                              $887,936      $863,640      $856,100
 Fees and other                         22,618        20,520        23,974
 Interest                                   13         2,228        12,177

 Total income                          910,567       886,388       892,251

OPERATING EXPENSES
 Interest                              202,039       206,474       210,857
 Depreciation and amortization         196,072       195,398       195,639
 Real estate taxes                     113,907       117,501       116,057
 Payroll                                88,183        78,400        77,974
 Repairs and maintenance                66,356        67,779        73,353
 General and administrative             74,547        74,821        62,813
 Property management fee to affiliate   45,528        44,208        44,007
 Utilities                              40,252        30,940        34,189
 Administrative services fees to
  affiliate                              5,472         5,472         5,472

 Total operating expenses              832,356       820,993       820,361

 NET INCOME                            $78,211       $65,395       $71,890

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic            $ 5.32       $  4.45       $  4.45

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                    14,544        14,544        14,544




                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2003, 2002 and 2001


                                General          Limited
                                Partner          Partners              Total

 Balance, January 1, 2001      $(81,445)         $202,373            $120,928

 Distributions                      ---          (290,880)           (290,880)

 Net income                       7,189            64,701              71,890

 Balance, December 31, 2001     (74,256)          (23,806)            (98,062)

 Distributions                      ---          (218,160)           (218,160)

 Net income                         654            64,741              65,395

 Balance, December 31, 2002     (73,602)         (177,225)           (250,827)

 Net income                         782            77,429              78,211

 Balance, December 31, 2003    $(72,820)         $(99,796)          $(172,616)











                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
      For the Years Ended December 31, 2003, 2002 and 2001

                                               2003        2002        2001

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $78,211     $65,395     $71,890
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization              196,072     195,398     195,639
 Changes in assets and liabilities:
   Escrow deposits                          (18,098)    (34,928)     14,180
   Other assets                               1,646      (4,522)     (2,482)
   Accrued interest payable                    (417)       (382)       (347)
   Due to affiliates                        (23,832)     22,910       1,560
     Accounts payable and accrued expenses  (13,878)      7,130      13,981
   Security deposits                          2,942         770       1,200

 Net cash provided by operating activities  222,646     251,771     295,621

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                 (11,300)   (105,162)    (25,215)
 Deposits to reserve for replacements       (32,220)    (32,220)    (32,298)
 Disbursements from reserve for
  replacements                              107,312      15,826      30,056

 Net cash provided by investing activities   63,792    (121,556)    (27,457)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable    (53,802)    (49,029)    (44,680)
 Distributions                                  ---    (218,160)   (290,880)
 Distributions payable                         (250)      2,010         ---

 Net cash used for financing activities     (54,052)   (265,179)   (335,560)

 Net increase in cash and
   cash equivalents                         232,386    (134,964)    (67,396)

 Cash and cash equivalents at beginning
  of period                                   7,833     142,797     210,193

 Cash and cash equivalents at end of
  period                                   $240,219      $7,833    $142,797

 Supplemental disclosure of cash flow
  information:

 Cash paid during the year for interest    $202,082    $206,855    $211,204



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2003. Under the terms of the offering, no additional units will be offered.

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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


     Deferred Financing Costs


     Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method, which approximates the interest method.

     Syndication Costs


     Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2003.

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





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2003, 2002, 2001, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information

     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     Mortgage payable of $2,137,546 and $2,191,348 at December 31, 2003 and 2002, respectively, bears interest at a rate of 9.325% and is payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,069,000 is due. This mortgage note is secured by real estate with a net book value of $1,683,503.




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002


NOTE B - MORTGAGE PAYABLE - CONTINUED

     At December 31, 2003, required principal payments due under the stated terms of the Partnership's mortgage note payable are as follows

              2004                      $   59,039
              2005                       2,078,507
              2006                             ---
              2007                             ---
              2008                             ---

                                        $2,137,546

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements earned by an affiliate of the general partner in 2003, 2002 and 2001:

                                           2003           2002          2001
     Property management fee            $45,528        $44,208       $44,007
     Administrative service fee           5,472          5,472         5,472

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2003 and 2002 totaled $320 and $24,152, respectively.

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2003, amortization expense for deferred financing costs over the next five years is as follows:

              2004                           6,842
              2005                           1,141
              2006                             ---
              2007                             ---
              Thereafter                       ---
                                            $7,983



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002

   NOTE E - COMMITMENTS


     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lessor of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2003 would have been as follows:



         Net income per accompanying financial statements      $78,211

         Add - book basis depreciation using                   189,230
     straight-line method

         Deduct - income tax basis depreciation
     expense using ACRS method                                 (27,169)



         Excess of revenues over expenses,
     accrual income tax basis                                 $240,272


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2003 and 2002.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2003 and 2002


NOTE G - ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
                   (CONTINUED)

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

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2003

                           Initial Cost
                           to Partnership

Description       Encumbrances      Land         Buildings       Total Cost
                                                   And          Subsequent to
                                              Improvements      Acquisition
A 128-unit
two-story
apartment
community of
wooden frame
construction
and a combination
brick  veneer
and wood siding
exterior located
in Abilene, Texas       (b)      $580,045       $4,341,569        $453,164



                          Gross Amounts at Which
                          Carried at Close of Year
Description            Land         Buildings
                                    And                       Accumulated
                                  Improvements        Total     Depreciation
A 128-unit                                          (c)(d)        (c)
two-story
apartment
community of
wooden frame
construction
and a combination
brick  veneer
and wood siding
exterior located
in Abilene, Texas   $580,045      $4,797,733        $5,374,778     $3,680,782

                                                              Life on Which
 Description              Date of             Date            Depreciation
                       Construction         Acquired          is Computed

A    128-unit
two-story
apartment
community of
wooden frame
construction
and a combination
brick  veneer
and wood siding
exterior located       Complete at
in Abilene, Texas      Date acquired        11/1/84                (a)




See notes to Schedule III.

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2003


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                        Investments    Accumulated
                                         in  Real      Depreciation
                                          Estate

    Balance, January 1, 2001            $5,233,101      $3,114,199

        Acquisitions                        25,215          ---
        Depreciation expense                   ---         188,797

    Balance, December 31, 2002          $5,258,316      $3,302,996

        Acquisitions                       105,162             ---
        Depreciation expense                   ---         188,556

    Balance, December 31, 2003           5,363,478       3,491,552

        Acquisitions                        11,300             ---
        Depreciation expense                   ---         189,230

    Balance, December 31, 2002          $5,374,778      $3,680,782


(d) Aggregate cost for federal income tax purposes is $5,392,369






Item 9.         Changes in and Disagreements on Accounting and
Financial Disclosure

On November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing. The Registrant has not been involved in any disagreements on accounting and financial disclosure.

    Item 9a.       Controls and Procedures

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

Robert J. Werra, 65, the General Partner, Mr. Werra joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

      For the Fiscal year ended December 31, 2003, 2002, and 2001, property management fees earned totaled $45,528, $44,208, and $44,007, respectively. An additional administration service fee was paid to the general partner of $5,472, $5,472, and $5,472, for the years ended December 31, 2003, 2002, and 2001, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a) No one owns of record, except as noted in Item (b) below, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of March 1, 2004.

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

See Note C to the Financial Statements for detailed information concerning fees paid to Univesco, Inc. (an affiliate of the General Partner).
Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2003 and 2002 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2003           2002

     Audit Fees                $,8500         $8,500
     Audit related fees           ---            ---
     Tax fees                     ---            ---
     All other fees               ---            ---







PART IV


Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2003.

          November 6, 1998, an 8-K was filed to disclose the change in auditors. No financial statements were issued in conjunction with this filing.

(C) Exhibits

     3. Certificate of Limited Partnership, incorporated by reference to Registration Statement No. 2-90654 effective July 6, 1984.
     4. Limited Partnership Agreement, incorporated by reference to Registration Statement No. 2-90654 effective July 6, 1984.
     9.   Not Applicable
     10.  Not Applicable
     11.  Not Applicable
     12.  Not Applicable
     13.  Not Applicable
     14.  Code of Ethics for Senior Financial Officers
     18.  Not Applicable
     19.  Not Applicable
     22.  Not Applicable
     23.  Not Applicable
     24.  Not Applicable
     25. Power of Attorney, incorporated by reference to Registration Statement No. 2-90654 effective July 5, 1984.
     28.  None
     31.  Certification
     32.  Officers Section 1350 Certifications

(d)  Financial Statement Schedules excluded from the annual report
          None



                                                       EXHIBIT 14

          Code of Ethics for Senior Financial Officers


     The principal executive officer, president, principal financial officer, chief financial officer, principal accounting officer and controller (all, the partnership's "Senior Financial Officers") hold an important and elevated role in corporate governance, vested with both the responsibility and authority to protect, balance, and preserve the interests of all of the enterprise stakeholders, including shareholders, customers, employees, suppliers, and citizens of the communities in which business is conducted. Senior Financial Officers fulfill this responsibility by prescribing and enforcing the policies and procedures employed in the operation of the enterprise's financial organization and by acting in good faith and in the partnership's best interests in accordance with the Partnership's Code of Business Conduct and Ethics.

1    Honest and Ethical Conduct

          Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

          Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

          Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

          Provide   a  mechanism  for  members  of  the   finance
          organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

          Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

          Demonstrate  their personal support for  such  policies
          and    procedures   through   periodic    communication
          reinforcing these ethical standards throughout the finance organization.

2    Financial Records and Periodic Reports

          Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:
          Business transactions are properly authorized and accurately and timely recorded on the partnership's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established partnership financial policy.

          No  false or artificial statements or entries  for  any
          purpose  are  made  in  the  partnership's  books   and
          records,     financial    statements    and     related
          communications.

          The retention or proper disposal of partnership records
          shall   be  in  accordance  with  established   records
          retention policies and applicable legal and regulatory requirements.

          Periodic financial communications and reports will include full, fair, accurate, timely and understandable disclosure.

3    Compliance with Applicable Laws, Rules and Regulations.

          Senior Financial Officers will establish and maintain mechanisms to:

          Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally.

          Monitor the compliance of the finance organization with
          any   applicable  federal,  state  or  local   statute,
          regulation or administrative rule.

          Identify,  report  and correct in a swift  and  certain
          manner,   any   detected  deviations  from   applicable
          federal, state or local statute or regulation.

4    Reporting of Non-Compliance

     Senior Financial Officers will promptly bring to the attention of the Audit Committee:

          Material information that affects the disclosures made by the partnership in its public filings.

          Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the partnership's ability to record, process, summarize and report financial data.

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

          Fraud,   whether  or  not  material,  that  involves
          management or other employees who have a significant
          role   in  the  partnership's  financial  reporting,
          disclosures or internal controls.

          Information concerning a violation of this Code or the partnership's Code of Business and Ethics Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the partnership's financal reporting, disclosures or internal controls.

          Evidence of a material violation by the partnership or its employees or agents of applicable laws, rules or regulations.

5    Disciplinary Action

          In the event of violation by Senior Financial Officers of this Code or the partnerhip's Code of Business Conduct and Ethics, the Audit Committee of the Board of Directors shall recommend appropriate disciplinary and remedial actions.

                                                       Exhibit 31

                         CERTIFICATION


I, Robert J. Werra, certify that:

     1  .   I  have  reviewed this annual report on  Form  10-K  of
Amrecorp Realty Fund II;

     2 . Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3 . Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4 . The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13-15(e) and 15d-
15e) and have internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals; and

          (c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the controls and procedures as of the end of the period covered by this report based on such evaluation; and

          (d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

          (e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
     Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b)   any  fraud,  whether  or  not  material,  that
     involves  management  or  other  employees  who  have   a
     significant role in the registrant's internal controls.

     Dated: March 30, 2004.

                                   /s/ Robert W. Werra
                                   General Partner
                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of Amrecorp Realty Fund II, a Texas limited Partnership (the "Partnership"), hereby certifies that
(i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnerhip's Annual Report on Form 10-K for the year ended December 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Partnerhip's, at and for the periods indicated.

     Dated: March 30, 2004.

                                   /s/ Robert J. Werra
                                   General Partner