Form 10-Q
period 2004-03-03
AMRECORP REALTY FUND II
filed 2004-05-13
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2004   Commission file number 2-90654

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

    Consolidated Balance Sheet as of March 31, 2004 and
    December 31, 2003                                                 Page 3

    Consolidated Statements of Operations for the Three
    months Ended March 31, 2004 and 2003                              Page 4

    Consolidated Statements of Cash Flows for the Three
    months Ended March 31, 2004 and 2003                              Page 5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                              Page 6

     Liquidity and Capital Resources                                  Page 7

     Other Information                                                Page 9

     Signatures                                                       Page 10

The statements, insofar as they relate to the period subsequent to December 31, 2003 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements



                     AMRECORP REALTY FUND II
              Condensed Consolidated Balance Sheets


                                            March 31,         December 31,
                                              2004                2003
                                           (Unaudited)

ASSETS
Real Estate assets, at cost

Land                                        $580,045            $580,045
Buildings and improvements                 4,794,733           4,794,733
                                           5,374,778           5,374,778
      Less: Accumulated depreciation      (3,729,782)         (3,680,782)
Real estate, net                           1,644,996           1,693,996
Investments in Real Estate Held for Sale
Cash including cash investments              284,535             240,219
Escrow deposits                              129,855             202,842
Deferred Costs and Fees                        6,272               7,983
Other assets                                   3,954              13,320

          Total assets                    $2,069,612          $2,158,360


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable                $2,118,537          $2,137,546
Payable to Affiliates                          4,108                 320
Interest payable                                   0              16,611
Real estate taxes payable                     28,815                   0
Security deposits                             22,649              23,213
Accounts payable and accrued expenses         77,890             153,286

      Total liabilities                    2,251,999           2,330,976

PARTNERS CAPITAL (DEFICIT):

Limited Partners                            (109,469)            (99,796)
General Partners                             (72,918)            (72,820)

Total Partners Capital (Deficit)            (182,387)           (172,616)


Total Liability and Partners Equity       $2,069,612          $2,158,360


    See notes to Condensed Consolidated Financial Statements




                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Operations
                           (Unaudited)


                                                     Three Months Ended
                                                          March 31,
REVENUES                                            2004            2003

                  Rental income                 $212,854        $213,885
                  Other property                   5,306           5,713
                   Total revenues                218,160         219,598

EXPENSES
                  Salaries & wages                21,920          20,182
                  Maintenance & repairs           22,039           5,090
                  Utilities                        9,855           8,452
                  Real estate taxes               29,250          29,250
                  General administrative           5,800           5,728
                  Contract services               12,281          11,762
                  Insurance                       15,556           9,900
                  Interest                        49,611          50,885
                  Depreciation and amortization   49,000          48,000
                  Property management fees        10,908          11,066
                  Amortization of deferred
                  costs and fees                   1,711           1,711

                   Total expenses                227,931         202,026


NET INCOME (LOSS)                                ($9,771)        $17,572


NET INCOME PER SHARE                              $(0.67)          $1.21


    See Notes to Condensed Consolidated Financial Statements




                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Cash Flows
                            Unaudited


                                                     Three Months Ended
                                                          March 31,
                                                    2004            2003

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                ($9,771)         $17,572
Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                     49,000           48,000

Net Effect of changes in operating accounts

Escrow deposits                                   72,987           39,347
Deferred Costs                                     1,711           (2,207)
Accrued real estate taxes                         28,815           29,185
Security deposits                                   (564)           1,309
Accounts payable                                 (75,396)         (93,558)
Other assets                                       9,366           13,816

   Net cash used by operating activities          76,148           53,464

CASH FLOWS FROM INVESTING ACTIVITIES
   Net cash used by investing activities               0                0

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of mortgage notes payable              (19,009)         (17,382)
Proceeds from amounts due affiliates               3,788            1,008
Increase in accrued interest                     (16,611)         (17,028)
 Net cash provided by financing activities       (31,832)         (33,402)

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                      44,316           20,062
CASH AND CASH EQUIVALENTS, BEGINNING OF
 PERIOD                                          240,219            7,833

CASH AND CASH EQUIVALENT, END OF PERIOD         $284,535          $27,895


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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At March 31, 2004 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 91.7 during the first quarter of 2004 as compared to 95.0% for the first quarter of 2003.

FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003

Revenue from property operations decreased $1,438 or 0.65%, for the first quarter of 2004, as compared to the 2003 first quarter. Rental income decreased $1,031 or 048% from vacancy. Other income decreased $407 or 7.12% primarily due to decreased fees. The following table illustrates the components:

                          Increase      Percent
                         (Decrease)     Change

Rental income             ($1,031)       0.48%
Other property               (407)       7.12%
                          ($1,438)       0.65%


Property operating expenses increased $25,905 or 12.82%, for the first quarter of 2004, as compared to the same period in 2003. This was primarily due from increased maintenance & repairs. Maintenance and repairs increased $16,949 or 332.99% due to higher turnover cost and exterior building maintenance on the property. Insurance increased $5,656 or 57.13% due to higher property insurance rates. Utilities increased $1,403 or 16.60% due to increased electric rates. Payroll increased $1,738 or 8.61% due to increased salaries. The following table illustrates the components by category:

                               Increase    Percent
                              (Decrease)   Change

Salaries & wages                $1,738      8.61%
Maintenance & repairs           16,949    332.99%
Utilities                        1,403     16.60%
Real estate taxes                    0      0.00%
General administrative              72      1.26%
Contract services                  519      4.41%
Insurance                        5,656     57.13%
Interest                       (1,274)      2.50%
Depreciation and amortization   1,000       2.08%
Property management fees         (158)      1.43%
Net Increase (Decrease)       $25,905      12.82%



FIRST QUARTER 2003 COMPARED TO FIRST QUARTER 2002

Revenue from property operations decreased $4,323 or 1.93%, for the first quarter of 2003, as compared to the 2002 first quarter. Rental income decreased $5,693 or 2.59% from higher vacancy rates. Other income increased $1,370 or 31.55% primarily due to increased fees. The following table illustrates the components:

                      Increase     Percent
                     (Decrease)    Change

Rental income         ($5,693)      2.59%
Other property          1,370      31.55%
                      ($4,323)      1.93%

Property operating expenses increased $1,366 or 0.68%, for the first quarter of 2003, as compared to the same period in 2002. This was primarily due from increased insurance. Insurance costs increased $3,336 or 50.82% as a result of policy renewal. General & administrative costs decreased $883 or 13.36% primarily due to decreased legal expenditures. Contract services increased $1,707 or 16.98% due to higher pest control and cable television costs. The following table illustrates the components by category:

                                       Increase     Percent     Material
                                      (Decrease)    Change      Changes

Salaries & wages                       ($1,268)      5.91%           0
Maintenance & repairs                       54       1.07%           0
Utilities                                 (688)      7.53%           0
Real estate taxes                          501       1.74%           0
General administrative                    (883)     13.36%        (883)
Contract services                        1,707      16.98%       1,707
Insurance                                3,336      50.82%       3,336
Interest                                (1,160)      2.23%           0
Depreciation and amortization                0       0.00%           0
Property management fees                  (233)      2.06%           0
Net Increase (Decrease)                 $1,366       0.68%       4,160


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

As of March 31, 2004, the Partnership had $284,535 in cash and cash equivalents as compared to $240,219 as of December 31 2003.
The net increase in cash of $44,316 is principally due to cash flow from operations.

On September 30, 2002 the partnership distributed $15.00 per limited partnership unit to units of record September 30, 2002. This distribution was made from excess cash on hand from cash flow from operations.
The property is encumbered by non-recourse mortgage as of March 31, 2004, with an interest rate of 9.325%. Required principal payments on this mortgage note for the two years ended December 31, 2005, are $59,039 and $2,079,227 respectively.

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






     Date:     May 6, 2004

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  May 6, 2004




  Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

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