Form 10-Q
period 2004-06-30
AMRECORP REALTY FUND II
filed 2004-09-08
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2004    Commission file number 2-90654

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

     Consolidated Balance Sheet as of June 30, 2004 and
     December 31, 2003                                               Page 3

     Consolidated Statements of Operations for the Three
     and Six months Ended June 30, 2004 and 2003                     Page 4

     Consolidated Statements of Cash Flows for the Six
     months Ended June 30, 2004 and 2003                             Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                     AMRECORP REALTY FUND II
              Condensed Consolidated Balance Sheets


                                             June 30,       December 31,
                                               2004             2003
                                           (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                         $580,045          $580,045
Buildings and improvements                  4,794,733         4,794,733
                                            5,374,778         5,374,778
 Less: Accumulated depreciation            (3,778,782)       (3,680,782)
Real estate, net                            1,595,996         1,693,996

Investments in Real Estate Held for Sale
Cash including cash investments               306,549           240,219
Escrow deposits                                75,388           202,842
Deferred Costs and Fees                         4,562             7,983
Other assets                                   98,990            13,320

            Total assets                   $2,081,485        $2,158,360


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage and notes payable                 $2,103,775        $2,137,546
Payable to Affiliates                           1,414               320
Interest payable                                    0            16,611
Real estate taxes payable                      58,065                 0
Security deposits                              22,984            23,213
Accounts payable and accrued expenses          75,926           153,286


       Total liabilities                    2,262,164         2,330,976
PARTNERS CAPITAL (DEFICIT):
Limited Partners                             (107,778)          (99,796)
General Partners                              (72,901)          (72,820)

Total Partners Capital (Deficit)             (180,679)         (172,616)


Total Liability and Partners Equity        $2,081,485        $2,158,360

See notes to Condensed Consolidated Financial Statements



                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                      Three Months Ended     Six Months Ended
                                         March 31,             June 30,
REVENUES                              2004          2003     2004        2003

Rental income                       $223,117    $216,835   $435,971  $430,720
Other property                         6,550       5,477     11,856    11,190
    Total revenues                   229,667     222,312    447,827   441,910

EXPENSES
Salaries & wages                      18,378      19,490     40,298    39,672
Maintenance & repairs                 24,398       8,016     46,437    13,106
Utilities                              9,738       9,099     19,593    17,551
Real estate taxes                     29,250      29,250     58,500    58,500
General administrative                 8,907      10,801     14,707    16,529
Contract services                     17,987      11,761     30,268    23,523
Insurance                              7,835       9,784     23,391    19,684
Interest                              49,273      50,952     98,884   101,837
Depreciation and amortization         49,000      48,000     98,000    96,000
Property management fees              11,483      11,025     22,391    22,091
Amortization of deferred costs & fees  1,710       1,711      3,421     3,422

    Total expenses                   227,959     209,889    455,890   411,915

NET INCOME (LOSS)                     $1,708     $12,423    ($8,063)  $29,995


NET INCOME PER SHARE                   $0.12       $0.85     $(0.55)    $2.06


    See Notes to Condensed Consolidated Financial Statements




                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Cash Flows
                            Unaudited


                                                            Six Months Ended
                                                                June 30,
                                                            2004        2003

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                        ($8,063)    $29,995
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization                             98,000      96,000

Net Effect of changes in operating accounts
Escrow deposits                                          127,454     134,676
Deferred Costs                                             3,421     (26,946)
Accrued real estate taxes                                 58,065      58,435
Security deposits                                           (229)      1,298
Accounts payable                                         (77,360)    (91,159)
Other assets                                             (85,670)     13,816

   Net cash used by operating activities                 115,618     216,115

CASH FLOWS FROM INVESTING ACTIVITIES
                                                               0           0
   Net cash used by investing activities                       0           0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                      (33,771)    (30,776)
Proceeds from amounts due affiliates                       1,094     (22,594)
Increase in accrued interest                             (16,611)    (17,028)
 Net cash provided by financing activities               (49,288)    (70,398)

NET INCREASE (DECREASE) IN CASH AND CASH                  66,330     145,717
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF                  240,219       7,833
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD                 $306,549    $153,550

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At June 30, 2004 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.

The occupancy of Chimney Square averaged 97.4% during the second quarter of 2004 as compared to 94.3% for the second quarter of 2003.

SECOOND QUARTER 2004 COMPARED TO SECOND QUARTER 2003

Revenue from property operations increased $7,355 or 3.31%, for the second quarter of 2004, as compared to the 2003 second quarter. Rental income increased $6,282 or 2.90% from decreased vacancy. Other income increased $1,073 or 19.59% primarily due to increased fees. The following table illustrates the components:

                     Increase      Percent
                    (Decrease)     Change

Rental income         $6,282        2.90%
Other property         1,073       19.59%
                      $7,355        3.31%

Property operating expenses increased $18,071 or 8.61%, for the second quarter of 2004, as compared to the same period in 2003. This was primarily due from increased maintenance & repairs. Maintenance and repairs increased $16,382 or 204.37% due to higher turnover cost and exterior building maintenance on the property. Contract Service increased $6,226 or 52.94% due to pest control and cable television rates. Insurance decreased $1,949 or 19.92% due to slightly lower property insurance rates. The following table illustrates the components by category:

                                       Increase     Percent
                                      (Decrease)    Change

Salaries & wages                       ($1,112)      5.71%
Maintenance & repairs                   16,382     204.37%
Utilities                                  639       7.02%
General administrative                  (1,894)     17.54%
Contract services                        6,226      52.94%
Insurance                               (1,949)     19.92%
Interest                                (1,679)      3.30%
Depreciation and amortization            1,000       2.08%
Property management fees                   458       4.15%
Net Increase (Decrease)                $18,071       8.61%



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

As of June 30, 2004, the Partnership had $306,549 in cash and cash equivalents as compared to $240,219 as of December 31 2003.
The net increase in cash of $66,630 is principally due to cash flow from operations.

On September 30, 2002 the partnership distributed $15.00 per limited partnership unit to units of record September 30, 2002.
This distribution was made from excess cash on hand from cash flow from operations.

The  property is encumbered by non-recourse mortgage as  of  June
30, 2004, with an interest rate of 9.325%. Required principal payments on this mortgage note for the two years ended December
31, 2005, are $59,039 and $2,079,227 respectively.

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






     Date:     July 29, 2004

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 29, 2004









                                             Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
               section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 29, 2004