Form 10-Q
period 2004-09-30
AMRECORP REALTY FUND II
filed 2004-11-02
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2004    Commission file number 2-90654

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

    Consolidated Balance Sheet as of September 30, 2004 and
    December 31, 2003                                                 Page 3

    Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2004 and 2003
                                                                      Page 4

    Consolidated Statements of Cash Flows for the Nine
    months Ended September 30, 2004 and 2003                          Page 5



Item 2. Results of Operations and Management's Discussion and
        Analysis of Financial Condition                               Page 6

    Liquidity and Capital Resources                                   Page 9

    Other Information                                                 Page 11

    Signatures                                                        Page 12

The statements, insofar as they relate to the period subsequent to December 31, 2003 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements



                     AMRECORP REALTY FUND II
              Condensed Consolidated Balance Sheets


                                            September 30,     December 31,
                                                2004              2003
                                            (Unaudited)

ASSETS

Real Estate assets, at cost

Land                                         $580,045           $580,045
Buildings and improvements                  4,794,733          4,794,733
                                            5,374,778          5,374,778

 Less: Accumulated depreciation            (3,827,782)        (3,680,782)


Real estate, net                            1,546,996          1,693,996

Investments in Real Estate Held for Sale

Cash including cash investments               348,846            240,219
Escrow deposits                               184,855            202,842
Deferred Costs and Fees                         4,001              7,983
Other assets                                   23,390             13,320

            Total assets                   $2,108,088         $2,158,360


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:

Mortgage and notes payable                 $2,088,732         $2,137,546
Payable to Affiliates                             342                320
Interest payable                                    0             16,611
Real estate taxes payable                      87,065                  0
Security deposits                              23,291             23,213
Accounts payable and accrued expenses          73,933            153,286

       Total liabilities                    2,273,363          2,330,976

PARTNERS CAPITAL (DEFICIT):

Limited Partners                              (92,528)           (99,796)
General Partners                              (72,747)           (72,820)

Total Partners Capital (Deficit)             (165,275)          (172,616)


                    Total                  $2,108,088         $2,158,360

Liability and Partners Equity

    See notes to Condensed Consolidated Financial Statements



                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                       September 30,        September 30,
REVENUES                              2004      2003         2004      2003

Rental income                      $235,757    $224,260   $671,728   $654,980
Other property                       11,011       3,839     22,867     15,029

    Total revenues                  246,768     228,099    694,595    670,009

EXPENSES
Salaries & wages                     23,724      21,439     64,022     61,111
Maintenance & repairs                18,072       8,124     64,509     21,230
Utilities                            14,057       8,365     33,650     25,916
Real estate taxes                    29,000      29,250     87,500     87,750
General administrative               13,346      13,672     28,053     30,201
Contract services                    12,800      12,451     43,068     35,974
Insurance                             8,386       9,366     31,777     29,050
Interest                             48,928      50,262    147,812    152,099
Depreciation and amortization        49,000      48,000    147,000    144,000
Property management fees             12,340      11,405     34,731     33,496
Amortization of deferred costs/fees   1,711       1,710      5,132      5,132


    Total expenses                  231,364     214,044    687,254    625,959


NET INCOME (LOSS)                   $15,404     $14,055     $7,341    $44,050


NET INCOME PER SHARE                  $1.06       $0.97      $0.50      $3.03


    See Notes to Condensed Consolidated Financial Statements




                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Cash Flows
                            Unaudited


                                                        Nine Months Ended
                                                            June 30,
                                                       2004          2003

CASH FLOWS FROM OPERATING ACTIVITY

Net income (loss)                                     $7,341       $44,050

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                        147,000       144,000

Net Effect of changes in operating accounts

Escrow deposits                                       17,987        88,594
Deferred Costs                                         3,982       (17,527)
Accrued real estate taxes                             87,065        87,685
Security deposits                                         78         4,282
Accounts payable                                     (79,353)      (92,188)
Other assets                                         (10,070)       13,816

    Net cash used by operating activities            174,030       272,712

CASH FLOWS FROM INVESTING ACTIVITIES
                                                           0             0
    Net cash used by investing activities                  0             0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                  (48,814)      (44,485)
Proceeds from amounts due affiliates                      22       (24,152)
Increase in accrued interest                         (16,611)      (17,028)
  Net cash provided by financing activities          (65,403)      (85,665)

NET INCREASE (DECREASE) IN CASH AND CASH             108,627       187,047
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       240,219         7,833

CASH AND CASH EQUIVALENT, END OF PERIOD             $348,846      $194,880

    See Notes to Condensed Consolidated Financial Statements

Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared by Amrecorp Realty Fund II (the
"Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2004.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations

At September 30, 2004 the Partnership owned one property, Chimney
Square Apartments located in Abilene Texas with approximately
126,554 net rentable square feet.  The occupancy of Chimney
Square averaged 99.2% during the third quarter of 2004 as compared to 98.2% for the third quarter of 2003.

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Revenue from property operations increased $18,669 or 8.18%, for the third quarter of 2004, as compared to the 2003 third quarter. Rental income increased $11,497 or 5.13% from decreased vacancy. Other income increased $7,172 or 186.82% primarily due to increased fees. The following table illustrates the components:

                         Increase    Percent
                        (Decrease)   Change

Rental income            $11,497      5.13%
Other property             7,172    186.82%
                         $18,669      8.18%

Property operating expenses increased $17,319 or 8.09%, for the third quarter of 2004, as compared to the same period in 2003. This was primarily due from increased maintenance & repairs. Maintenance and repairs increased $9,948 or 122.45% due to higher turnover cost. Utilities increased $5,692 or 68.05% due to higher electric rates. Salaries increased $2,285 or 10.66% due to increased maintenance for make readies. Insurance decreased $980 or 10.46% due to lower property insurance rates. The following table illustrates the components by category:

                                Increase        Percent
                               (Decrease)       Change

Salaries & wages                 $2,285         10.66%
Maintenance & repairs             9,948        122.45%
Utilities                         5,692         68.05%
Real estate taxes                  (250)         0.85%
General administrative             (326)         2.38%
Contract services                   349          2.80%
Insurance                          (980)        10.46%
Interest                         (1,334)         2.65%
Depreciation and amortization     1,000          2.08%
Property management fees            935          8.20%

Net Increase (Decrease)         $17,319          8.09%


FIRST NINE MONTHS 2004 COMPARED TO FIRST NINE MONTHS 2003

Revenue from property operations increased $24,586 or 3.67%, for the first nine months of 2004, as compared to the 2003 same period. Rental income increased $16,748 or 2.56% from decreased vacancy. Other income increased $7,838 or 52.15% primarily due to increased fees. The following table illustrates the components:

                                 Increase      Percent
                                (Decrease)     Change

Rental income                    $16,748        2.56%
Other property                     7,838       52.15%
                                 $24,586        3.67%

Property operating expenses increased $61,295 or 9.79%, for the first nine months of 2004, as compared to the same period in 2003. This was primarily due from increased maintenance & repairs. Maintenance and repairs increased $43,279 or 203.86% due to higher turnover cost. Utilities increased $7,734 or 29.84% due to higher electric rates. Contract services increased $7,094 or 19.72% due to increased cable costs. The following table illustrates the components by category:

                                 Increase      Percent
                                (Decrease)     Change

Salaries & wages                  $2,911        4.76%
Maintenance & repairs             43,279      203.86%
Utilities                          7,734       29.84%
Real estate taxes                   (250)       0.28%
General administrative            (2,148)       7.11%
Contract services                  7,094       19.72%
Insurance                          2,727        9.39%
Interest                          (4,287)       2.82%
Depreciation and amortization      3,000        2.08%
Property management fees           1,235        3.69%
Net Increase (Decrease)          $61,295        9.79%



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
(Decrease)

FIRST NINE MONTHS 2003 COMPARED TO FIRST NINE MONTHS 2002

Revenue from property operations decreased $704 or 0.10%, for the first nine months of 2003, as compared to the 2002 first nine months. Other income decreased $823 or 5.19% primarily due to decreased fees. The following table illustrates the components:

                                Increase     Percent
                               (Decrease)    Change

Rental income                     $119        0.02%
Other property                    (823)       5.19%
                                 ($704)       0.10%

Property operating expenses increased $4,151 or 0.67%, for the first nine months of 2003, as compared to the same period in 2002. This was primarily due from decreased general & administrative costs. General & administrative costs decreased $4,596 or 13.21% primarily due to decreased mailing costs, and professional fees. Insurance increased $3,717 or 14.67% due to increased rates at renewal. Contract services increased $3,519 or 10.84% due to higher cable rates. The following table illustrates the components by category:


                                    Increas      Percent
                                   (Decrease)    Change

Salaries & wages                     $1,832       3.09%
Maintenance & repairs                    52       0.25%
Utilities                             1,385       5.65%
Real estate taxes                     1,336       1.55%
General administrative               (4,596)     13.21%
Contract services                     3,519      10.84%
Insurance                             3,717      14.67%
Interest                             (3,190)      2.05%
Property management fees                 96       0.29%
Net Increase (Decrease)              $4,151       0.67%


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

As  of  September 30, 2004, the Partnership had $348,846 in  cash and  cash  equivalents as compared to $240,219 as of December  31
2003. The net increase in cash of $108,627 is principally due to cash flow from operations.

On September 30, 2002 the partnership distributed $15.00 per limited partnership unit to units of record September 30, 2002.
This distribution was made from excess cash on hand from cash flow from operations.

The property is encumbered by non-recourse mortgage as of September 30, 2004, with an interest rate of 9.325%. Required principal payments on this mortgage note for the two years ended December 31, 2005, are $59,039 and $2,079,227 respectively.

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

Management intends to continue operating the Partnership in its present form while investigating options to improve operations of the Partnership.

Item  3  -  Quantitative and Qualitative Disclosure about  Market
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


Item 4 - Controls and Procedures

     Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.



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






     Date:     October 30, 2004

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 30, 2004






















                            Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 30, 2004