Form 10-K
period 2004-12-31
AMRECORP REALTY FUND II
filed 2005-03-31
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
            For the Fiscal year ended December 31, 2004
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
       For the Transaction Period from ________ to ________

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

                               Yes  X     No.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                               Yes___ No X.


                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of December 31, 2004, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,535 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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

On the property owned at December 31, 2004, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. However, the property is subject to substantial competition from similar and often newer properties in the vicinity in which they are located. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 2004 the Partnership owned one property, Chimney Square Apartments.

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

                          Occupancy Rates

                              Percent



                        2000    2001    2002    2003    2004
Chimney Square         96.9%   97.9%   96.1%   94.5%   99.2%

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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2004 there were approximately 1,535 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, 74-Mackenzie Patterson Fund ("Mackenzie") acquired 732, approximately 5%, of the outstanding Interests of the partnership in 1998 (as reported in Item 12(b)). Mackenzie Patterson Special Fund 4 L.L.C. ("Mackenzie") acquired 441, approximately 3%, of the outstanding Interests of the partnership in 1999 (as reported in
Item 12(b)). During 2003 Mackenzie sold all of its positions in the fund to individuals none of which comprise over 1% of the fund. Equity Resources acquired 930 units or 6.39% during 2003. The registrant knows of no other activity involving the sale or acquisition of Interest.

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

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                 0
    1995               0                   $28                 0
    1996             $62                     0               $50
    1997            $143                     0              $100
    1998               0                    $1               $35
    1999               0                    $0                $0
    2000              $2                    $0               $25
    2001             $10                    $0               $20
    2002             $15                    $0               $15
    2003             $17                    $0                $0
    2004             $10                    $0                $0


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


                                2004    2003    2002    2001    2000

Limited Partner Units         14,544  14,544  14,544  14,544  14,544
Outstanding

Statement of Operations
      Total Revenues            $933    $911    $886    $892    $869
      Net Income (Loss)          $78     $65     $72     $77     $(1)
      Limited Partner Net       (.08)   5.32    4.45    4.45    4.78
Income(Loss) per Unit - Basic
      Cash Distributions to        0       0      15      20      25
Limited Partners per Unit -
Basic

Balance Sheet:
    Real Estate, net          $1,628   1,694   1,872   1,955  $2,119
    Total Assets               2,357   2,158   2,169   2,339   2,586
    Mortgages and Notes
      Payable                  3,920   2,138   2,191   2,240   2,285
    Partner's Equity          (1,627)   (173)   (251)    (98)    121


Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information."

Results of Operations: 2004 VERSUS 2003

Revenue from Property Operations increased $21,988 or 2.42% as compared to 2003, due to increased rental rates and occupancy. Additionally, interest income increased $234. Other income for 2004 increased $6,114 primarily due to increased fee income. The following table illustrates the increases:

                       Increase/
                      (Decrease)

Rental income           15,640     1.76%
Interest                   234   1800.0%
Fees & Other             6,114    27.03%
Net Increase            21,988     2.42%


Property operating expenses for 2004 increased $101,393 from 2003 or 12.18%. Repairs add maintenance increased $80,583 or 121.44% due to deferred maintenance projects being performed. Payroll increased $11,080 or 12.57% due to higher salaries. Utilities increased $2,242 or 5.57% due to higher electric rates as a result of higher natural gas prices. Real estate taxes increased $4,097 or 3.60% primarily due to increased assessed valuations. The following table illustrates the increases or (decreases):


                                      Increase
                                     (Decrease)
Utilities                          2,242     5.57%
Payroll                           11,080    12.57%
Property management fee            1,087     2.39%
Depreciation and amortizatio       3,640     1.86%
General and administrative         5,923     7.95%
Repairs and maintenance           80,583   121.44%
Interest                          (7,259)  (3.59)%
Real estate taxes                  4,097     3.60%
Total operating expenses         101,393    12.18%


Results of Operations: 2003 VERSUS 2002

Revenue from Property Operations increased $24,179 or 2.73% as compared to 2002, due to increased rental rates. Additionally, interest income decreased $2,215 resulting from lower cash balances. Other income for 2003 increased $2,098 primarily due to increased fee income. The following table illustrates the increases:

                         Increase/
                        (Decrease)

Rental income         24,296    2.81%
Interest              (2,215) (99.42%)
Fees & Other           2,098   10.22%
Net Increase          24,179    2.73%


Property operating expenses for 2003 increased $11,363 from 2002 or 1.38%. Utilities increased $9,312 or 30.10% due to higher electric rates as a result of higher natural gas prices. Payroll increased $9,783 or 12.48% due to higher salaries. Real estate taxes decreased $3,594 or 3.06% primarily due to decreased assessed valuations. The following table illustrates the increases or (decreases):


                                    Increase
                                   (Decrease)
Utilities                       9,312    30.10%
Payroll                         9,783    12.48%
Property management fee         1,320     2.99%
Depreciation and amortization     674     0.35%
General and administrative       (274)   (0.37%)
Repairs and maintenance        (1,423)   (2.10%)
Interest)                      (4,435)   (2.15%)
Real estate taxes              (3,594)   (3.06%)
Total operating expenses       11,363     1.38%


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

The partnership refinanced its mortgage note during December 2004. The proceeds from the refinancing enabled the partnership to issue a distribution in the amount of $100 per limited partnership unit.

As of December 31, 2004, the Partnership had $235,305 in cash and cash equivalents as compared to $240,219 as of December 31, 2003. The net decrease in cash of $4,914 is principally due to cash flow from operations.

The remaining property is encumbered by a non-recourse mortgage as of December 31, 2004, with an interest rate of 6.25%. Required principal payments on this mortgage note for the five years ended December 31, 2009, are $421,377; 487,996; 519,385; 552,792; and
588,349 respectively.

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



                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
                AND INDEPENDENT AUDITORS' REPORTS

                   December 31, 2004 and 2003

                 INDEX TO FINANCIAL STATEMENTS




                                                                       Page

Report of Independent Registered Public Accounting Firm                 1

Financial Statements

  Balance Sheets as of December 31, 2004 and 2003                       3

  Statements of Income for the years ended December 31, 2004,
2003 and 2002                                                           4

  Statements of Partners' Equity (Deficit) for the years ended
  December 31, 2004, 2003 and 2002                                      5

  Statements of Cash Flows for the years ended December 31,
2004, 2003 and 2002                                                     6

  Notes to Financial Statements                                         7

  Schedule III - Real Estate and Accumulated Depreciation13



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








    Report of Independent Registered Public Accounting Firm


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2004 and 2003, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the public company accounting oversight board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2004 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 17, 2005
Plano, Texas



                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                          December 31,


                             ASSETS
                                                    2004              2003

Investments in real estate at cost
      Land                                      $580,045          $580,045
      Buildings, improvements and
         furniture and fixtures                4,920,932         4,794,733

                                               5,500,977         5,374,778
     Accumulated  depreciation                (3,872,511)       (3,680,782)

                                               1,628,466         1,693,996

Cash and cash equivalents                        235,305           240,219
Deferred financing costs, net of accumulated
 amortization of $-0- and  $72,747,
 respectively                                    103,138             7,983
Escrow deposits                                  376,002           202,842
Other assets                                      14,395            13,320

TOTAL ASSETS                                   2,357,306         2,158,360


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                               3,920,000         2,137,546
Accounts payable and accrued expenses             17,654           128,101
Due to affiliates                                    192               320
Accrued interest payable                             ---            16,611
Distributions payable                             25,185            25,185
Security deposits                                 22,085            23,213

TOTAL LIABILITIES                              3,985,116         2,330,976

PARTNERS' EQUITY                              (1,627,810)         (172,616)

TOTAL LIABILITIES AND PARTNERS' EQUITY        $2,357,306        $2,158,360





                    AMRECORP REALTY FUND II
                     STATEMENTS OF INCOME
                For the Years Ended December 31,

                                            2004         2003         2002

INCOME
 Rentals                                $903,576     $887,936     $863,640
 Fees and other                           28,732       22,618       20,520
 Interest                                    247           13        2,228

 Total income                            932,555      910,567      886,388

OPERATING EXPENSES
 Interest                                194,780      202,039      206,474
 Depreciation and amortization           199,712      196,072      195,398
 Real estate taxes                       118,004      113,907      117,501
 Payroll                                  99,263       88,183       78,400
 Repairs and maintenance                 146,939       66,356       67,779
 General and administrative               80,470       74,547       74,821
 Property management fee to affiliate     46,615       45,528       44,208
 Utilities                                42,494       40,252       30,940
 Administrative services fees to
   affiliate                               5,472        5,472        5,472

 Total operating expenses                933,749      832,356      820,993

 NET INCOME (LOSS)                       $(1,194)     $78,211      $65,395

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic               $(.08)       $5.32        $4.45

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                      14,544       14,544       14,544



                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2004, 2003, and 2002


                                         General       Limited
                                         Partner       Partners       Total

 Balance, January 1, 2002                (74,256)      (23,806)     (98,062)

 Distributions                              ---       (218,160)    (218,160)

 Net income                                  654        64,741       65,395

 Balance,  December 31, 2002             (73,602)     (177,225)    (250,827)

 Distributions                              ---           ---          ---

 Net income                                  782        77,429       78,211

 Balance,  December 31, 2003            $(72,820)     $(99,796)   $(172,616)

 Distributions                              ---     (1,454,000)  (1,454,000)

 Net income                                  (12)       (1,182)      (1,194)

 Balance, December 31, 2004             $(72,832)  $(1,554,978) $(1,627,810)












                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                              2004         2003         2002

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                $(1,194)     $78,211      $65,395
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization             199,712      196,072      195,398
 Changes in assets and liabilities:
   Escrow deposits                          (2,277)     (18,098)     (34,928)
   Other assets                             (1,075)       1,646       (4,522)
   Accrued interest payable                (16,611)        (417)        (382)
   Due to affiliates                          (128)     (23,832)      22,910
   Accounts payable and accrued expenses    23,865      (13,878)       7,130
   Security deposits                        (1,128)       2,942          770

 Net cash provided by operating
   activities                              201,164      222,646      251,771

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate               (126,199)     (11,300)    (105,162)
 Deposits to reserve for replacements      (32,220)     (32,220)     (32,220)
 Disbursements from reserve for
   replacements                             22,038      107,312       15,826

 Net cash used by investing activities    (136,381)      63,792     (121,556)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable   (59,039)     (53,802)     (49,029)
 Proceeds   from   refinancing           1,540,762          ---          ---
 Distributions                          (1,454,000)         ---     (218,160)
 Deferred financing costs                  (97,420)         ---          ---
 Distributions payable                         ---         (250)       2,010

 Net cash used for financing activities    (69,697)     (54,052)    (265,179)

 Net increase in cash and
   cash equivalents                         (4,914)     232,386     (134,964)

 Cash and cash equivalents at beginning
   of period                               240,219        7,833      142,797

 Cash  and  cash equivalents at end of
   period                                 $235,305     $240,219       $7,833

 Supplemental disclosure of cash flow
   information:
 Cash  paid  during the year for
   interest                               $211,390     $202,082     $206,855




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2004. Under the terms of the offering, no additional units will be offered.

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2004.

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





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2004, 2003, 2002, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.


     Segment Information


     The Partnership is in one business segment, the real estate investments business, and follows the requirements of FAS
     131, "Disclosures about Segments of an Enterprise and Related Information."

NOTE B - MORTGAGE PAYABLE

     The company had mortgages payable of $3,920,000 and $2,137,546 at December 31, 2004 and 2003, respectively. Prior to refinancing in December 2004, the note had an interest rate of 9.325% and was payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,069,000 was due. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, through January 2012. This mortgage note is secured by real estate with a net book value of $1,628,466.





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


NOTE B - MORTGAGE PAYABLE - CONTINUED

     At December 31, 2004, estimated required principal payments due under the maximum "capped" stated terms of 6.25%, per the Partnership's mortgage note payable are as follows:

              2005                         421,377
              2006                         487,996
              2007                         519,385
              2008                         552,792
              2009                         588,349
              Thereafter                 1,350,101

                                        $3,920,000

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

                                                2004        2003        2002
     Property management fee                 $46,615     $45,528     $44,208
     Administrative service fee                5,472       5,472       5,472

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2004 and 2003 totaled $192 and $320, respectively.

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2004, amortization expense for deferred financing costs over the next five years is as follows:

              2005                          14,734
              2006                          14,734
              2007                          14,734
              2008                          14,734
              2009                          14,734
              Thereafter                    29,468

                                          $103,138




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003

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


NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2003 would have been as follows:



         Net income per accompanying financial statements        (1,194)

         Add - book basis depreciation using
           straight-line method                                 191,729

         Deduct - income tax basis depreciation
           expense using ACRS method                            (34,391)



         Excess of revenues over expenses,
           accrual income tax basis                             156,144


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

     Management has reviewed the carrying values of its mortgages payable and notes payable to related parties in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2004 and 2003.




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2004 and 2003


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

AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2004




                            Initial  Cost
                            to Partnership

Description         Encumberances      Land        Building       Total Cost
                                                     And        Subsequent to
                                                 Improvements    Acquisition

A 128-unit two-story
apartment community
of wooden frame
construction and
a combination brick
venner and wood siding
exterior located in
Abilene, Texas             (b)      $580,045      $4,341,569      $579,363




                          Gross Amounts at Which
                          Carried at Close of Year


                                     Building
                                       And                       Accumulated
Description              Land      Improvements      Total      Depreciation
                                                    (C)(d)          (c)

A 128-unit two-story
apartment community
of wooden frame
construction and
a combination brick
venner and wood siding
exterior located in
Abilene, Texas         $580,045     $4,920,932     $5,500,977     $3,872,511


                                                                Life on Which
                                 Date of           Date         Depreciation
Description                    Construction      Acquired       Is Computed

A 128-unit two-story
apartment community
of wooden frame
construction and
a combination brick
venner and wood siding
exterior located in            Complete at        11/1/84           (a)
Abilene, Texas                 Date Acquired



See notes to Schedule III.





AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2004


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c)    The  reconciliation  of  investments  in  real  estate   and
   accumulated depreciation for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                        Investments in        Accumulated
                                          Real Estate         Depreciation

    Balance, January 1, 2002               $5,258,316          $3,302,996

        Acquisitions                          105,162                ---
        Depreciation expense                     ---              188,556

    Balance, December 31, 2002             $5,363,478          $3,491,552

        Acquisitions                           11,300                ---
        Depreciation expense                     ---              189,230

    Balance, December 31, 2003             $5,374,778          $3,680,782

        Acquisitions                          126,199                ---
        Depreciation expense                     ---              191,729

    Balance, December 31, 2003             $5,500,977          $3,872,511


(d) Aggregate cost for federal income tax purposes is $5,506,648






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

      For the Fiscal year ended December 31, 2004, 2003, and 2002, property management fees earned totaled $46,615, $45,528, and $44,208, respectively. An additional administration service fee was paid to the general partner of $5,472, $5,472, and $5,472, for the years ended December 31, 2004, 2003, and 2002, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

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

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2004 and 2003 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2004           2003

     Audit Fees               $11,500         $8,500
     Audit related fees           ---            ---
     Tax fees                     ---            ---
     All other fees               ---            ---







PART IV


Item 15.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2004.

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

     Dated: March 30, 2005.

                                   /s/ Robert W. Werra
                                   General Partner
                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of Amrecorp Realty Fund II, a Texas limited Partnership (the "Partnership"), hereby certifies that
(i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnerhip's Annual Report on Form 10-K for the year ended December 31, 2004 fairly presents, in all material respects, the financial condition and results of operations of the Partnerhip's, at and for the periods indicated.

     Dated: March 30, 2005.

                                   /s/ Robert J. Werra
                                   General Partner