Form 10-K/A
period 2004-12-31
AMRECORP REALTY FUND II
filed 2005-04-28
CIK 745061

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


/s/ Farmer, Fuqua and Huff
January 17, 2005
Plano, Texas



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




NOTE H - QUARTERLY DATA (UNAUDITED)

     The table below reflects the Partnership's selected quarterly information for the years ended Decemeber 31, 2004 and 2003.


                                        Year ended December 31, 2004

                                   First     Second      Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter

    Revenue                      $218,160   $229,667   $246,768   $237,960
    Operating Expenses            227,931    227,959    231,364    246,495
    Net income (loss)              (9,771)     1,708     15,404     (8,535)
    Income (loss) allocable
     to limited partnership unit   (9,771)     1,708     15,404     (8,535)
    Income (loss) per limited
     unit - basic and diluted       (0.67)      0.12       1.06       (.59)



                                        Year ended December 31, 2003

                                   First     Second      Third     Fourth
                                  Quarter    Quarter    Quarter    Quarter

    Revenue                      $219,598   $222,312   $228,099   $240,558
    Operating Expenses            202,026    209,889    214,044    206,397
    Net loss                       17,572     12,423     14,055     34,161
    Income (loss) allocable
     to limited partnership unit 17,572 12,423 14,055 34,161 Income (loss) per limited
     unit - basic and diluted        1.21       0.85       0.97       2.29








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




/s/ Robert J. Werra
    March 21, 2005





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