Form 10-Q
period 2005-03-31
AMRECORP REALTY FUND II
filed 2005-08-03
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549

                            FORM 10-Q

           Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2005   Commission file number 2-90654

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

     Consolidated Balance Sheet as of March 31, 2005 and
     December 31, 2004                                             Page 3

     Consolidated Statements of Operations for the Three
     Months Ended March 31, 2005 and 2004                          Page 4

     Consolidated Statements of Cash Flows for the Three
     Months Ended March 31, 2005 and 2004                          Page 5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of

     Financial Condition                                           Page 6

     Liquidity and Capital Resources                               Page 7

     Other Information                                             Page 9

     Signatures                                                    Page 10

The statements, insofar as they relate to the period subsequent to December 31, 2004 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements



                     AMRECORP REALTY FUND II
              Condensed Consolidated Balance Sheets


                                           March 31,      December 31,
                                             2005            2004
                                          (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                       $580,045        $580,045
Buildings and improvements                5,027,932       4,920,932
                                          5,607,977       5,500,977
 Less: Accumulated depreciation          (3,922,511)     (3,872,511)
Real estate, net                          1,685,466       1,628,466
Investments in Real Estate Held for Sale
Cash including cash investments             188,823         235,305
Escrow deposits                             425,743         376,002
Deferred Costs and Fees                     105,447         103,138
Other assets                                  5,195          14,395

            Total assets                 $2,410,674      $2,357,306


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable               $3,902,842      $3,920,000
Payable to Affiliates                           782             192
Real estate taxes payable                    28,500               0
Security deposits                            23,186          22,085
Accounts payable and accrued expenses        72,424          42,839

       Total liabilities                  4,027,734       3,985,116
PARTNERS CAPITAL (DEFICIT):
Limited Partners                         (1,544,335)     (1,554,978)
General Partners                            (72,725)        (72,832)

Total Partners Capital (Deficit)         (1,617,060)     (1,627,810)


                    Total                $2,410,674      $2,357,306



Liability and Partners Equity

    See notes to Condensed Consolidated Financial Statements



                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Operations
                           (Unaudited)

                                                     Three Months Ended
                                                          March 31,
REVENUES                                               2005       2004

          Rental income                            $225,129   $212,854
          Other property                              4,864      5,306
                         Total revenues             229,993    218,160

EXPENSES
          Salaries & wages                           24,136     21,920
          Maintenance & repairs                      21,580     22,039
          Utilities                                  10,876      9,855
          Real estate taxes                          28,500     29,250
          General administrative                      6,285      5,800
          Contract services                          14,827     12,281
          Insurance                                   9,200     15,556
          Interest                                   38,656     49,611
          Depreciation and amortization              50,000     49,000
          Property management fees                   11,500     10,908
          Amortization of deferred                    3,683      1,711
           costs and fees

                         Total expenses             219,243    227,931


NET INCOME (LOSS)                                   $10,750    ($9,771)


NET INCOME PER SHARE                                  $0.73     $(0.67)


Number of shares outstanding                         14,544     14,544


    See Notes to Condensed Consolidated Financial Statements




                     AMRECORP REALTY FUND II
         Condensed Consolidated Statement of Cash Flows
                            Unaudited


                                                        Three Months Ended
                                                             March 31,
                                                          2005       2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                      $10,750    ($9,771)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                           50,000     49,000

Net Effect of changes in operating accounts

Escrow deposits                                        (49,741)    72,987
Deferred Costs                                          (2,309)     1,711
Accrued real estate taxes                               28,500     28,815
Security deposits                                        1,101       (564)
Accounts payable                                        29,585    (75,396)
Other assets                                             9,200      9,366

    Net cash used by operating activities               77,086     76,148

CASH FLOWS FROM INVESTING ACTIVITIES

    Real Estate Improvements                          (107,000)         0
        Net cash used by investing activities         (107,000)         0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                    (17,158)   (19,009)
Proceeds from amounts due affiliates                       590      3,788
Increase in accrued interest                                 0    (16,611)
        Net cash provided by financing activities      (16,568)   (31,832)

NET INCREASE (DECREASE) IN CASH AND CASH               (46,482)    44,316
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         235,305    240,219

CASH AND CASH EQUIVALENT, END OF PERIOD               $188,823   $284,535


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

     These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2005.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2005 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 98.4% during the first quarter of 2005 as compared to 99.2% for the first quarter of 2004.

FIRST QUARTER 2005 COMPARED TO FIRST QUARTER 2004
Revenue from property operations increased $11,833 or 5.42%, for the first quarter of 2005, as compared to the 2004 first quarter. Rental income increased $12,275 or 5.77% due to increased rental rates. Other income increased $442 or 8.33% primarily due to decreased fees. The following table illustrates the components:

                                Increase      Percent
                               (Decrease)     Change

Rental income                    $12,275       5.77%
Other property                      (442)      8.33%
                                 $11,833       5.42%


Property operating expenses increased $96,340 or 42.27%, for the first quarter of 2005, as compared to the same period in 2004. This was primarily due from decreased insurance. Insurance decreased $6,356 or 40.86% due to negotiation of the flood insurance provisions. Utilities increased $1,021 or 10.36% due to higher electric rates. Contract services increased $2,546 or 20.73% increased pest control costs. Interest decreased $10,955 or 22.08% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:


                                 Increase      Percent
                                (Decrease)     Change

Salaries & wages                  $2,216       10.11%
Maintenance & repairs               (459)       2.08%
Utilities                          1,021       10.36%
Real estate taxes                   (750)       2.56%
General administrative               485        8.36%
Contract services                  2,546       20.73%
Insurance                         (6,356)      40.86%
Interest                         (10,955)      22.08%
Depreciation and amortization      1,000        2.04%
Property management fees             592        5.43%
Net Increase (Decrease)         ($10,660)       4.68%




LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal.

As of March 31, 2005, the Partnership had $188,823 in cash and cash equivalents as compared to $235,305 as of December 31 2004.
The net decrease in cash of $46,482 is principally due to cash used for investing and financing.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004.
This  distribution was made from proceeds of refinancing  Chimney
Square Apartments.

The property is encumbered by non-recourse mortgage as of March 31, 2005, with an interest rate of 4.254%. Required principal payments on this mortgage note for the three years ended December 31, 2007, are $421,377, 487,996, and $519,385 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

On December 14, 2004 the Partnership refinanced the loan on Chimney Square Apartments. The original loan matured and a new $3,920,000 loan bearing interest at 4.254% per year was secured from Newport Mortgage Company L.P. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, through January 2012.The loan matures on January 2012. In connection with this loan, the lender required, and the Partnership provided, a single asset partnership known as Chimney Square Apartments, owned 99% by the Fund.

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






     Date:     May 5, 2005

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  May 5, 2005













Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  May 5, 2005