Form 10-Q
period 2005-06-30
AMRECORP REALTY FUND II
filed 2005-08-05
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2005    Commission file number 2-90654

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

                         Yes:  Y        No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N


                  REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS



Part I

Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

    Balance Sheet as of June 30, 2005 and
    December 31, 2004                                               Page 3

    Statements of Operations for the Three and Six
    Months Ended June 30, 2005 and 2004                             Page 4

    Statements of Cash Flows for the Three and Six
    Months Ended June 30, 2005 and 2004                             Page 5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of

    Financial Condition                                             Page 6

    Liquidity and Capital Resources                                 Page 7

Item 3. Quantitative and Qualitative Disclosures about Market Risk
                                                                    Page 8

Item 4. Controls and Procedures                                     Page 8


Part II

     Other Information                                              Page 8

     Signatures                                                     Page 9

The statements, insofar as they relate to the period subsequent to December 31, 2004 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                        AMRECORP REALTY FUND II
                       Condensed Balance Sheets


                                           June 30,      December 31,
                                             2005           2004
                                         (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                       $580,045        $580,045
Buildings and improvements                5,027,932       4,920,932
                                          5,607,977       5,500,977
 Less: Accumulated depreciation          (3,972,511      (3,872,511)
Real estate, net                          1,635,466       1,628,466

Investments in Real Estate Held for Sale

Cash including cash investments             504,674         235,305
Escrow deposits                             180,540         376,002
Deferred Costs and Fees                     101,763         103,138
Other assets                                 29,233          14,395

            Total assets                 $2,451,676      $2,357,306



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage and notes payable               $3,887,263      $3,920,000
Payable to Affiliates                         1,301             192
Real estate taxes payable                    57,000               0
Security deposits                            23,891          22,085
Accounts payable and accrued                 78,423          42,839
expenses

       Total liabilities                  4,047,878       3,985,116
PARTNERS CAPITAL (DEFICIT):
Limited Partners                         (1,523,686)     (1,554,978)
General Partners                            (72,516)        (72,832)

Total Partners Capital (Deficit)         (1,596,202)     (1,627,810)


                    Total                $2,451,676      $2,357,306

Liability and Partners Equity

              See notes to Condensed Financial Statements



                        AMRECORP REALTY FUND II
                   Condensed Statement of Operations
                              (Unaudited)

                                           Three Months         Six Months
                                           Ended June 30,      Ended June 30,
REVENUES                                   2005      2004      2005      2004

          Rental income                $233,725  $223,117  $458,854  $435,971
          Other property                 11,638     6,550    16,502    11,856
             Total revenues             245,363   229,667   475,356   447,827

EXPENSES
          Salaries & wages               24,483    18,378    48,619    40,298
          Maintenance & repairs           6,064    24,398    27,644    46,437
          Utilities                      10,198     9,738    21,074    19,593
          Real estate taxes              28,500    29,250    57,000    58,500
          General administrative         23,710     8,907    29,995    14,707
          Contract services              13,904    17,987    28,731    30,268
          Insurance                       8,571     7,835    17,771    23,391
          Interest                       43,159    49,273    81,815    98,884
          Depreciation and amortization  50,000    49,000   100,000    98,000
          Property management fees       12,232    11,483    23,732    22,391
          Amortization of deferred        3,684     1,710     7,367     3,421
             costs and fees

              Total expenses            224,505   227,959   443,748   455,890



NET INCOME                              $20,858    $1,708   $31,608   ($8,063)
(LOSS)


NET INCOME PER SHARE                       1.42      0.12      2.15     (0.55)


              See Notes to Condensed Financial Statements




                        AMRECORP REALTY FUND II
                   Condensed Statement of Cash Flows
                               Unaudited


                                                         Six Months Ended
                                                              June 30,
                                                        2005          2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                    $31,608       ($8,063)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization                        100,000        98,000

Net Effect of changes in operating accounts

Escrow deposits                                      195,462       127,454
Deferred Costs                                         1,375         3,421
Accrued real estate taxes                             57,000        58,065
Security deposits                                      1,806          (229)
Accounts payable                                      35,584       (77,360)
Other assets                                         (14,838)      (85,670)

     Net cash used by operating activities           407,997       115,618

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                           (107,000)            0
     Net cash used by investing activities          (107,000)            0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                  (32,737)      (33,771)
Proceeds from amounts due affiliates                   1,109         1,094
Increase in accrued interest                               0       (16,611)
     Net cash provided by financing activities       (31,628)      (49,288)

NET INCREASE (DECREASE) IN CASH AND CASH             269,369        66,330
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       235,305       240,219

CASH AND CASH EQUIVALENT, END OF PERIOD             $504,674      $306,549

              See Notes to Condensed Financial Statements

Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared by Amrecorp Realty Fund II (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the
Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2005 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 98.4% during the second quarter of 2005 as compared to 97.4% for the second quarter of 2004.

SECOND QUARTER 2005 COMPARED TO SECOND QUARTER 2004
Revenue from property operations increased $15,696 or 6.83%, for the second quarter of 2005, as compared to the 2004 second quarter. Rental income increased $10,608 or 4.75% due to increased rental rates. Other income increased $5,088 or 77.68% primarily due to
decreased fees.   The following table illustrates the components:

                          Increase     Percent
                         (Decrease)    Change

Rental income             $10,608       4.75%
Other property              5,088      77.68%
                          $15,696       6.83%

Property operating expenses decreased $5,428 or 2.38%, for the second quarter of 2005, as compared to the same period in 2004. This was primarily due from decreased maintenance expenses. Maintenance decreased $18,334 or 75.15% due to prior year carpentry expenses. General & administrative increased $14,803 or 166.2% due to auditing and partnership mailing costs. Salaries increased $6,105 or 33.22% due to increased staffing. Contract services decreased $4,083 or 22.7% decreased pest control costs. Interest decreased $6,114 or 12.41% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                                   Increase     Percent
                                  (Decrease)    Change

Salaries & wages                    $6,105      33.22%
Maintenance & repairs              (18,334)     75.15%
Utilities                              460       4.72%
Real estate taxes                     (750)      2.56%
General administrative              14,803     166.20%
Contract services                   (4,083)     22.70%
Insurance                              736       9.39%
Interest                            (6,114)     12.41%
Depreciation and amortization        1,000       2.04%
Property management fees               749       6.52%

Net Increase (Decrease)            ($5,428)      2.38%


FIRST SIX MONTHS 2005 COMPARED TO FIRST SIX MONTHS 2004
Revenue from property operations increased $27,529 or 6.15%, for the first six months of 2005, as compared to the 2004 first six months. Rental income increased $22,883 or 5.25% due to increased rental rates. Other income increased $4,646 or 39.19% primarily due to
increased fees.   The following table illustrates the components:

                                      Three Month
                                      Comparison

                                 Increase       Percent
                                (Decrease)      Change


Rental income                    $22,883         5.25%
Other property                     4,646        39.19%
                                 $27,529         6.15%

Property operating expenses decreased $16,088 or 3.53%, for the first six months of 2005, as compared to the same period in 2004. This was primarily due from decreased maintenance expenses. Maintenance decreased $18,793 or 40.47% due to prior year carpentry expenses. Insurance decreased $5,620 or 24.03% due to negotiation of the flood insurance provisions. Interest decreased $17,069 or 17.26% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:
                                 Increase      Percent
                                (Decrease)     Change


Salaries & wages                  $8,321       20.65%
Maintenance & repairs            (18,793)      40.47%
Utilities                          1,481        7.56%
Real estate taxes                 (1,500)       2.56%
General administrative            15,288      103.95%
Contract services                 (1,537)       5.08%
Insurance                         (5,620)      24.03%
Interest                         (17,069)      17.26%
Depreciation and amortization      2,000        2.04%
Property management fees           1,341        5.99%
Net Increase (Decrease)         ($16,088)       3.53%





LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal.

As of June 30, 2005, the Partnership had $504,674 in cash and cash equivalents as compared to $235,305 as of December 31 2004. The net increase in cash of $269,369 is principally due to cash used for operating activities.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse mortgage as of June 30, 2005, with an interest rate of 4.254%. Required principal payments on this mortgage note for the three years ended December 31, 2007, are $421,377, 487,996, and $519,385 respectively.

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


Item 1.                  Legal Proceedings
                          None

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

     32.1                     Certification Pursuant to 18 U.S.C.
                              Section 1350, as Adopted Pursuant
                              to Section 906 of the Sarbanes-
                              Oxley Act of 2002, filed herewith.









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






     Date:     July 26, 2005

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the company and its subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 26, 2005
























                                             Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 26, 2005