Form 10-Q
period 2005-09-30
AMRECORP REALTY FUND II
filed 2005-11-14
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

 For Quarter Ended September 30, 2005    Commission file number 2-90654

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

    Balance Sheet as of September 30, 2005 and
    December 31, 2004                                            Page 3

    Statements of Operations for the Three and Nine
    Months Ended September 30, 2005 and 2004                     Page 4

     Statements of Cash Flows for the Three and Nine
     Months Ended September 30, 2005 and 2004                    Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                        AMRECORP REALTY FUND II
                       Condensed Balance Sheets


                                          September       December
                                             30,             31,
                                            2005            2004
                                         (Unaudited)

ASSETS

Real Estate assets, at cost

Land                                       $580,045      $580,045
Buildings and improvements                5,027,932     4,920,932
                                          5,607,977     5,500,977
 Less: Accumulated depreciation          (4,022,511)   (3,872,511)
Real estate, net                          1,585,466     1,628,466
Cash including cash investments             175,506       235,305
Escrow deposits                             228,815       376,002
Deferred Costs and Fees                     118,644       103,138
Other assets                                  1,150        14,395

            Total assets                 $2,109,581    $2,357,306



LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:

Mortgage and notes payable               $3,873,432    $3,920,000
Payable to Affiliates                           633           192
Real estate taxes payable                    86,583             0
Security deposits                            25,590        22,085
Accounts payable and accrued                 78,048        42,839
expenses

       Total liabilities                  4,064,286     3,985,116

PARTNERS CAPITAL (DEFICIT):

Limited Partners                         (1,882,240)   (1,554,978)
General Partners                            (72,465)      (72,832)

Total Partners Capital (Deficit)         (1,954,705)   (1,627,810)


Total Liability and Partners Equity      $2,109,581    $2,357,306


              See notes to Condensed Financial Statements



                        AMRECORP REALTY FUND II
                   Condensed Statement of Operations
                              (Unaudited)


                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
REVENUES                                 2005       2004      2005      2004

        Rental income                $229,987   $235,757   $688,841  $671,728
        Other property                  5,429     11,011     21,931    22,867
          Total revenues              235,416    246,768    710,772   694,595


EXPENSES
        Salaries & wages               28,499     23,724     77,118    64,022
        Maintenance & repairs           8,965     18,072     36,609    64,509
        Utilities                      11,252     14,057     32,326    33,650
        Real estate taxes              29,583     29,000     86,583    87,500
        General administrative         16,330     13,346     46,325    28,053
        Contract services              13,149     12,800     41,880    43,068
        Insurance                       8,761      8,386     26,532    31,777
        Interest                       48,356     48,928    130,171   147,812
        Depreciation and amortization  50,000     49,000    150,000   147,000
        Property management fees       11,741     12,340     35,473    34,731
        Amortization of deferred        3,683      1,711     11,050     5,132
         costs and fees

                   Total expenses     230,319    231,364    674,067   687,254

NET INCOME                             $5,097    $15,404    $36,705    $7,341
(LOSS)

NET INCOME PER SHARE                    $0.35      $1.05      $2.50     $0.50



              See Notes to Condensed Financial Statements




                        AMRECORP REALTY FUND II
                   Condensed Statement of Cash Flows
                               Unaudited


                                                        Nine Months Ended
                                                          September 30,
                                                         2005         2004

CASH FLOWS FROM OPERATING ACTIVITY
Net income (loss)                                    $36,705       $7,341
Adjustments to reconcile net income (loss) to
net cash
provided by operating activities:
Depreciation and amortization                        150,000      147,000

Net Effect of changes in operating accounts
Escrow deposits                                      147,187       17,987
Deferred Costs                                      (15,506)        3,982
Accrued real estate taxes                             86,583       87,065
Security deposits                                      3,505           78
Accounts payable                                      35,209      (79,353)
Other assets                                          13,245      (10,070)

     Net cash used by operating activities           456,928      174,030

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                          (107,000)            0
     Net cash used by investing activities         (107,000)            0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                 (46,568)     (48,814)
Proceeds from amounts due affiliates                    441           22
Increase in accrued interest                              0      (16,611)
Distributions to limited partners                  (363,600)           0
   Net cash provided by financing activities       (409,727)     (65,403)

NET INCREASE (DECREASE) IN CASH AND CASH            (59,799)     108,627
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      235,305      240,219

CASH AND CASH EQUIVALENT, END OF PERIOD            $175,506     $348,846



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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2005 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 97.9% during the third quarter of 2005 as compared to 99.2% for the third quarter of 2004.

FIRST NINE MONTHS 2005 COMPARED TO FIRST NINE MONTHS 2004
Revenue from property operations increased $16,177 or 2.33%, for the first nine months of 2005, as compared to the 2004 first nine months. Rental income increased $17,113 or 2.55% due to increased rental rates. Other income decreased $936 or 4.09% primarily due to
decreased fees.   The following table illustrates the components:

                            Increase      Percent
                           (Decrease)     Change


Rental income               $17,113        2.55%
Other property                 (936)       4.09%
                            $16,177        2.33%

Property operating expenses decreased $19,105 or 2.788%, for the first nine months of 2005, as compared to the same period in 2004. This was primarily due from decreased maintenance expenses. Maintenance decreased $27,900 or 43.25% due to prior year carpentry expenses. General & administrative increased $18,272 or 65.13% due to auditing and partnership mailing costs. Salaries increased $13,096 or 20.46% due to increased staffing. Insurance decreased $5,245 or 16.51% due to the annual renewal. Interest decreased $17,641 or 11.93% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                               Increase      Percent
                              (Decrease)      Change


Salaries & wages               $13,096       20.46%
Maintenance & repairs          (27,900)      43.25%
Utilities                       (1,324)       3.93%
Real estate taxes                 (917)       1.05%
General administrative          18,272       65.13%
Contract services               (1,188)       2.76%
Insurance                       (5,245)      16.51%
Interest                       (17,641)      11.93%
Depreciation and amortization    3,000        2.04%
Property management fees           742        2.14%
Net Increase (Decrease)       ($19,105)       2.78%


THIRD QUARTER 2005 COMPARED TO THIRD QUARTER 2004
Revenue from property operations decreased $11,352 or 4.60%, for the third quarter of 2005, as compared to the 2004 third quarter. Rental income decreased $5,770 or 2.45% due to decreased occupancy. Other income decreased $5,582 or 50.69% primarily due to decreased fees. The following table illustrates the components:

                               Increas      Percent
                              (Decrease)    Change

Rental income                  ($5,770)      2.45%
Other property                  (5,582)     50.69%
                              ($11,352)      4.60%

Property operating expenses decreased $3,017or 1.30%, for the third quarter of 2005, as compared to the same period in 2004. This was primarily due from decreased maintenance expenses. Maintenance decreased $9,107 or 50.39% due to prior year carpentry expenses. General & administrative increased $2,984 or 22.36% due to auditing and partnership mailing costs. Salaries increased $4,775 or 20.13%
due to increased staffing. Insurance increased $375 or 4.47% due renewed flood insurance. Utilities decreased 2,805 or 19.95% due to lower electric distribution charges. The following table illustrates the components by category:

                               Increas      Percent
                              (Decrease)    Change

Salaries & wages                $4,775      20.13%
Maintenance & repairs           (9,107)     50.39%
Utilities                       (2,805)     19.95%
Real estate taxes                  583       2.01%
General administrative           2,984      22.36%
Contract services                  349       2.73%
Insurance                          375       4.47%
Interest                          (572)      1.17%
Depreciation and amortization    1,000       2.04%
Property management fees          (599)      4.85%
Net Increase                   ($3,017)      1.30%
(Decrease)




LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal.

As of September 30, 2005, the Partnership had $175,506 in cash and cash equivalents as compared to $235,305 as of December 31 2004. The net decrease in cash of $59,799 is principally due to cash used for investing activities.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse mortgage as of September 30, 2005, with an interest rate of 4.254%. Required principal payments on this mortgage note for the three years ended December 31, 2007, are $421,377, 487,996, and $519,385 respectively.

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






     Date:     November 2, 2005

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  November 2, 2005
























                                             Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

   (1)  The report fully complies with the requirements of section
        13(a) or 15(d) of the Securities Exchange Act of 1934, as amended;

        and

   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  November 2, 2005