Form 10-K
period 2005-12-31
AMRECORP REALTY FUND II
filed 2006-04-04
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
            For the Fiscal year ended December 31, 2005
    [ ]Transition Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934
       For the Transaction Period from ________ to ________

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


                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of December 31, 2005, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,495 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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



Item 2. Properties

At December 31, 2005 the Partnership owned one property, Chimney Square Apartments.

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

                          Occupancy Rates

                              Percent



                       2001   2002   2003   2004   2005
Chimney Square         97.9%  96.1%  94.5%  99.2%  96.9%

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




                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2005 there were approximately 1,495 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

Although a public market for trading Interests has not developed, Everest Management, LLC has acquired 990.25 units, approximately 9%, of the outstanding Interests of the partnership from 2001 though 2005 (as reported in Item 12(b)). Also, Equity Resources has purchased 920 units or 8.36% of the fund between 2000 and 2002. The registrant knows of no other activity involving the sale or acquisition of Interest.

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

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100
    1998               0                   $1                $35
    1999               0                   $0                $0
    2000              $2                   $0                $25
    2001              $10                  $0                $20
    2002              $15                  $0                $15
    2003              $17                  $0                $0
    2004              $10                  $0               $100
    2005              $13                  $0                $25


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


                                            2005   2004   2003   2002   2001

Limited Partner Units Outstanding         14,544 14,544 14,544 14,544 14,544
Outstanding

Statement of Operations
      Total Revenues                        $943   $933   $911   $886   $892
      Net Income (Loss)                      $19    $(1)   $78    $65     72
      Limited Partner Net
       Income(Loss) per Unit - Basic       $1.32   (.08)  5.32   4.45   4.45
      Cash Distributions to
       Limited Partners per Unit - Basic     $25      0      0     15     20

Balance Sheet:
    Real Estate, net                       1,542 $1,628  1,694  1,872  1,955
    Total Assets                           2,102  2,357  2,158  2,169  2,339
    Mortgages and Notes Payable            3,864  3,920  2,138  2,191  2,240
    Partner's Equity                      (1,972)(1,627)  (173)  (251)   (98)



Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information."

Results of Operations: 2005 VERSUS 2004

Revenue from Property Operations increased $8,959 or 0.96% as compared to 2004, due to increased rental rates. Other income for 2005 decreased $2,906 primarily due to decreased fee income. The following table illustrates the increases:

                     Increase/
                    (Decrease)

Rentals              $11,865
Fees and other        (2,906)
Total income          $8,959


Property operating expenses for 2005 increased $1,067 from 2004 or 0.14%. Repairs and maintenance decreased $55,038 or 37.5% due to fewer deferred maintenance projects being performed. Payroll increased $13,371 or 13.5% due to higher salaries. Utilities increased $1,863 or 4.4% due to higher electric rates as a result of higher natural gas prices. Real estate taxes increased $8,227 or 7.0% primarily due to increased assessed valuations. The following table illustrates the increases or (decreases):


                                          Increase
                                         (Decrease)

Repairs and maintenance                   $(55,038)
Property management fee to affiliate           381
Utilities                                    1,863
Real estate taxes                            8,227
Depreciation and amortization               21,394
General and administrative                  10,869
Payroll                                     13,371
Net Increase		                    $1,067




Results of Operations: 2004 VERSUS 2003

Revenue from Property Operations increased $21,754 or 2.39% as compared to 2003, due to increased rental rates and occupancy. Other income for 2004 increased $6,114 primarily due to increased fee income. The following table illustrates the increases:


                    Increase


Rental income       $15,640
Fees & Other          6,114
Net Increase        $21,754


Property operating expenses for 2004 increased $108,652 from 2003 or 17.24%. Repairs and maintenance increased $80,583 or 121.44% due to deferred maintenance projects being performed. Payroll increased $11,080 or 12.57% due to higher salaries. Utilities increased $2,242 or 5.57% due to higher electric rates as a result of higher natural gas prices. Real estate taxes increased $4,097 or 3.60% primarily due to increased assessed valuations. The following table illustrates the increases or (decreases):


                                 Increase
                                (Decrease)

Utilities                         $2,242
Payroll                           11,080
Property management fee            1,087
Depreciation and amortization      3,640
General and administrative         5,923
Repairs and maintenance           80,583
Real estate taxes                  4,097
Net Increase		        $108,652


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

As of December 31, 2005, the Partnership had $191,459 in cash and cash equivalents as compared to $235,305 as of December 31, 2004. The net decrease in cash of $43,846 is principally due to distributions paid during 2005.

The remaining property is encumbered by a non-recourse mortgage as of December 31, 2005, with an interest rate of 6.25%. Required principal payments on this mortgage note for the five years ended December 31, 2010, are $45,427; $48,030; $50,776; $55,045; and
$58,896 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund the balloon mortgage payment will be proceeds from the sale, financing or refinancing of the properties.

 Item 7a-Quantitative and Qualitative Disclosure about  Market Risk

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








                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
   AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   December 31, 2005 and 2004

                 INDEX TO FINANCIAL STATEMENTS




                                                                 Page

Report of Independent Registered Public Accounting Firm             2

Financial Statements

  Balance Sheets as of December 31, 2005 and 2004                   3

  Statements of Income for the years ended December 31, 2005,
   2004 and 2003                                                    4

  Statements of Partners' Equity (Deficit) for the years ended
   December 31, 2005, 2004 and 2003                                 5

  Statements of Cash Flows for the years ended December 31,
   2005, 2004 and 2003                                              6

  Notes to Financial Statements                                     7

  Schedule III - Real Estate and Accumulated Depreciation15



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.








    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2005 and 2004, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2005, 2004 and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of it's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2005 and 2004 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003 in conformity with U.S. generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2005 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




January 17, 2005
Plano, Texas
                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                          December 31,


                                ASSETS
                                                       2005           2004

Investments in real estate at cost
      Land                                         $580,045       $580,045
      Buildings, improvements and
       furniture and fixtures                     5,040,345      4,920,932

                                                  5,620,390      5,500,977

      Accumulated  depreciation                  (4,078,027)    (3,872,511)

                                                  1,542,363      1,628,466

Cash and cash  equivalents                          191,459        235,305
Deferred financing costs, net of
 accumulated amortization of $15,590
 and $0, respectively                                93,540        103,138
Escrow deposits                                     261,607        376,002
Other assets                                         13,125         14,395

TOTAL ASSETS                                      2,102,094      2,357,306


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                                  3,864,817      3,920,000
Accounts payable and accrued expenses               142,287         17,654
Due to affiliates                                       705            192
Accrued interest payable                             18,680            ---
Distributions payable                                23,935         25,185
Security deposits                                    24,141         22,085

TOTAL LIABILITIES                                 4,074,565      3,985,116

PARTNERS' EQUITY                                 (1,972,471)    (1,627,810)

TOTAL LIABILITIES AND PARTNERS' EQUITY           $2,102,094     $2,357,306


                    AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
                For the Years Ended December 31,

                                               2005        2004        2003

PROPERTY REVENUES
 Rentals                                   $915,441    $903,576    $887,936
 Fees and other                              25,826      28,732      22,618

 Total property revenues                    941,267     932,308     910,554

OPERATING EXPENSES
 Depreciation and amortization              221,106     199,712     196,072
 Real estate taxes                          126,231     118,004     113,907
 Payroll                                    112,634      99,263      88,183
 Repairs and maintenance                     91,901     146,939      66,356
 General and administrative                  91,339      80,470      74,547
 Property management fee to affiliate        46,996      46,615      45,528
 Utilities                                   44,357      42,494      40,252
 Administrative services fees to affiliate    5,472       5,472       5,472

 Total operating expenses                   740,036     738,969     630,317

OPERATING INCOME                            201,231     193,339     280,237

OTHER INCOME AND (EXPENSE)
 Interest income                              2,114         247          13
 Interest expense                          (184,006)   (194,780)   (202,039)
 Total other income and (expense)          (181,892)   (194,533)   (202,026)

NET INCOME (LOSS)                           $19,339     $(1,194)    $78,211

NET INCOME PER LIMITED PARTNERSHIP
 UNIT - BASIC

 Net income per unit - basic                  $1.32       $(.08)      $5.32

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                         14,544      14,544      14,544



                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2005, 2004, and 2003


                                     General        Limited
                                     Partner        Partners        Total

 Balance, January 1, 2003           (73,602)       (177,225)      (250,827)

 Distributions                          ---             ---            ---

 Net income                             782          77,429         78,211

 Balance, December 31, 2003         (72,820)        (99,796)      (172,616)

 Distributions                          ---      (1,454,000)    (1,454,000)

 Net income                             (12)         (1,182)        (1,194)

 Balance, December 31, 2004        $(72,832)    $(1,554,978)   $(1,627,810)

 Distributions                          ---        (364,000)      (364,000)

 Net income                             193          19,146         19,339

 Balance, December 31, 2005        $(72,639)    $(1,899,832)   $(1,972,471)








                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                               2005        2004        2003

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                 $19,339     $(1,194)    $78,211
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization              221,106     199,712     196,072
 Changes in assets and liabilities:
   Escrow deposits                         (116,556)     (2,277)    (18,098)
   Other assets                               1,270      (1,075)      1,646
   Accrued interest payable                  18,680     (16,611)       (417)
   Due to affiliates                            513        (128)    (23,832)
   Accounts payable and accrued expenses    124,632      23,865     (13,878)
   Security deposits                          2,056      (1,128)      2,942

 Net cash provided by operating activities  271,040     201,164     222,646

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate                (119,412)   (126,199)    (11,300)
 Deposits to reserve for replacements       (37,387)    (32,220)    (32,220)
 Disbursements from reserve for
  replacements                              268,338      22,038     107,312

 Net cash provided by (used for)
   investing activities                     111,539    (136,381)     63,792

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable    (55,183)    (59,039)    (53,802)
 Proceeds from borrowings                       ---   1,540,762         ---
 Distributions                             (364,000) (1,454,000)        ---
 Deferred financing costs                    (5,992)    (97,420)        ---
 Distributions payable                       (1,250)        ---        (250)

 Net cash used for financing activities    (426,425)    (69,697)    (54,052)

 Net increase (decrease) in cash and
   cash equivalents                         (43,846)     (4,914)    232,386

 Cash and cash equivalents at beginning
   of period                                235,305     240,219       7,833

 Cash and cash equivalents at end of
   period                                  $191,459    $235,305    $240,219

 Supplemental disclosure of cash flow
   information:
 Cash paid during the year for interest    $165,326    $211,390    $202,082



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2005. Under the terms of the offering, no additional units will be offered.

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


     Recent Accounting Pronouncements

     In May 2005, the FASB issued Statement No. 154, "Accounting Changes and Error Corrections" ("Statement No. 154"). Statement No. 154, which replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", changes the requirements for the accounting for and reporting of a change in accounting principle. The statement requires retrospective application of changes in accounting principle to prior periods' financial statements unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Statement No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of Statement No. 154 is not expected to have a material impact on the financial position, results of operations or cash flows of the Partnership.

     In June 2005, the FASB ratified the consensus in EITF Issue No. 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" ("Issue 04-5"), which provides guidance in determining whether a general partner controls a limited partnership. Issue 04-5 states that the general partner in a limited partnership is presumed to control that limited partnership. The presumption may be overcome if the limited partners have either (1) the substantive ability to dissolve the limited partnership or otherwise remove the general partner without cause or (2) substantive participating rights, which provide the limited partners with the ability to effectively participate in significant decisions that would be expected to be made in the ordinary course of the limited partnership's business and thereby preclude the general partner from exercising unilateral control over the partnership. Issue 04-5 is not expected to have a material effect on the financial position, results of operations or cash flows of the Partnership.

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





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Syndication Costs


     Costs or fees incurred to raise capital for the Partnership are netted against the respective partners' equity accounts.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid instruments with a maturity of three months or less to be cash equivalents.


     Investments in Real Estate and Depreciation

     All real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 27.5 years.
     There was no charge to earnings during 2005 due to an impairment of real estate.

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




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2005.

     At December 31, 2005 and 2004, included in cash and cash equivalents is $62,590 and $125,496, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2005, 2004, 2003, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.




                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE B - MORTGAGE PAYABLE

     The company had mortgages payable of $3,864,817 and $3,920,000 at December 31, 2005 and 2004, respectively. Prior to refinancing in December 2004, the note had an interest rate of 9.325% and was payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,069,000 was due. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, through January 2012. This mortgage note is secured by real estate with a net book value of $1,542,363.

     At December 31, 2005, estimated required principal payments due under the maximum "capped" stated terms of 6.25%, per the Partnership's mortgage note payable are as follows:

              2006                          45,427
              2007                          48,030
              2008                          50,776
              2009                          55,045
              2010                          58,896
              Thereafter                 3,606,643

                                        $3,864,817

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements were earned by an affiliate of the general partner in 2005, 2004 and 2003:

                                         2005           2004           2003

     Property management fee          $46,996        $46,615        $45,528
     Administrative service fee         5,472          5,472          5,472

     Resulting from the above transactions, amounts due an affiliate of the general partner as of December 31, 2005 and 2004 totaled $705 and $192, respectively.



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2005, amortization expense for deferred financing costs over the next five years is as follows:

              2006                          15,590
              2007                          15,590
              2008                          15,590
              2009                          15,590
              2010                          15,590
              Thereafter                    15,590

                                           $93,540

NOTE E - COMMITMENTS

     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.

NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2005 would have been as follows:



         Net income per accompanying financial statements  $19,339

         Add - book basis depreciation using
           straight-line method                            205,516

         Deduct - income tax basis depreciation
           expense using ACRS method                       (29,395)

                  - other                                      (64)

         Excess of revenues over expenses,
           accrual income tax basis                        195,396



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


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

     Management has reviewed the carrying value of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2005 and 2004.

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












                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2005 and 2004


NOTE H - QUARTERLY DATA (UNAUDITED)

          The  table  below  reflects the Partnership's  selected
     quarterly information for the years ended December 31,  2005 and 2004.

                                           Year ended December 31, 2005
                                       First    Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter


Rents  and other  property revenue   $229,992  $244,636   $234,798  $231,841
Operating expenses                    180,587   181,346    181,963   196,140
Operating income                       49,405    63,290     52,835    35,701
Other income (expense)                (38,655)  (42,432)   (47,738)  (53,067)
Net income (loss)                     $10,750   $20,858     $5,097  $(17,366)
Net income (loss) allocable
to limited partnership unit           $10,643   $20,649     $5,046  $(17,192)
Net income (loss) per
limited unit-basic and diluted          $0.73     $1.42      $0.35    $(1.18)



                                           Year ended December 31, 2004
                                       First    Second     Third     Fourth
                                      Quarter   Quarter    Quarter   Quarter


Rents and other property revenue     $218,160  $229,667   $246,768  $237,713
Operating expenses                    178,320   178,686    182,436   199,527
Operating income                       39,840    50,981     64,332    38,186
Other income (expense)                (49,611)  (49,273)   (48,928)  (46,721)
Net income (loss)                     $(9,771)   $1,708    $15,404   $(8,535)
Net income (loss) allocable
to limited partnership unit           $(9,673)   $1,691    $15,250   $(8,450)
Net income (loss) per
limited unit-basic and diluted         $(0.67)    $0.12      $1.05    $(0.58)





AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2005






                                     Initial Cost
                                    to Partnership
Description        Encumbrances      Land         Building       Total Cost
                                                    and        Subsequent to
                                                Improvements    Acquisitions
A 128-unit
two story
apartment
community of
wooden frame
construction and
a combination
brick veneer
and wood siding
exterior located
in Abilene, Texas       (b)        $580,045      $4,341,569       $698,776
                                Gross Amounts at Which
                                Carried at Close of Year


Description                        Buildings
                                      and                        Accumulated
                      Land        Improvements       Total       Depreciation
                                                     (c)(d)          (c)

A 128-unit
two-story
apartment
community of
wooden frame
construction and
a combination
brick veneer
and wood siding
exterior located
in Abilene, Texas   $580,045       $5,040,345      $5,620,390    $4,078,027



                                                              Life on Which
                         Date of            Date              Depreciation
Description           Construction        Acquired            Is Computed



A 128-unit
two-story
apartment
community of
wooden frame
construction and
a combination
brick veneer
and wood siding
exterior located      Complete at
in Abilene, Texas    Date Acquired        11\1\84                 (a)




See notes to Schedule III.





AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2005


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2005, 2004 and 2003 is as follows:



                                        Investments    Accumulated
                                        Real Estate    Depreciation


    Balance, January 1, 2003             $5,363,478       3,491,552

        Acquisitions                         11,300             ---
        Depreciation expense                    ---         189,230

    Balance, December 31, 2003           $5,374,778      $3,680,782

        Acquisitions                        126,199             ---
        Depreciation expense                    ---         191,729

    Balance, December 31, 2004           $5,500,977      $3,872,511

        Acquisitions                        119,413             ---
        Depreciation expense                    ---         205,516

    Balance, December 31, 2005           $5,620,390      $4,078,027


(d)       Aggregate cost for federal income tax purposes is $5,626,062





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

Robert J. Werra, 66, the General Partner, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

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

  For the Fiscal year ended December 31, 2005, 2004, and 2003, property
management   fees  earned  totaled  $46,996,  $46,615,  and   $45,528,
respectively. An additional administration service fee was paid to the general partner of $6,692, $5,472, and $5,472, for the years ended December 31, 2005, 2004, and 2003, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

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

Univesco, Inc., an affiliate of the General Partner, is entitled to receive a management fee with respect to the properties actually managed by the corporate general partner. For residential properties (including all leasing and releasing fees and fees for leasing related services), the lessor of 5% of gross receipts of the Partnership from such properties or an amount which is competitive in price or terms with other non-affiliated persons rendering comparable services which could reasonably be made available to the Partnership. The Partnership is also permitted to engage in various transactions involving affiliates of the General Partner as described under the caption "Compensation and Fees" at pages 6-8, "Management" at page 17 "Allocation of Net Income and Losses and Cash Distributions" at pages 34-36 of the Prospectus as supplemented, incorporated in the Form S-11 Registration Statement which was filed with the Securities and Exchange Commission and made effective on July 6,1984 and incorporated herein by reference.

See Note C to the Financial Statements for detailed information concerning fees paid to Univesco, Inc. (an affiliate of the General Partner).
Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2005 and 2004 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees                2005           2004

     Audit Fees               $11,500        $11,500
     Audit related fees           ---            ---
     Tax fees                     ---            ---
     All other fees               ---            ---







PART IV


Item 15.  Exhibits, Financial Statements, Schedules and Reports on
          Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2005.

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



     /s/  Robert J. Werra
     March 30, 2006


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

1    Honest and Ethical Conduct

          Senior Financial Officers will exhibit and promote honest and ethical conduct through the establishment and operation of policies and procedures that:

     . Encourage and reward professional integrity in all aspects of the financial organization, by eliminating inhibitions and barriers to responsible behavior, such as coercion, fear of reprisal, or alienation from the financial organization or the enterprise itself.

     . Promote the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

     .    Provide   a  mechanism  for  members  of  the   finance
          organization to inform senior Management of deviations in the practice from policies and procedures governing honest and ethical behavior.

     . Respect the confidentiality of information acquired in the course of work, except when authorized or otherwise legally obligated to disclose such information, and restrict the use of confidential information acquired in the course of work for personal advantage.

     .    Demonstrate  their personal support for  such  policies
          and    procedures   through   periodic    communication
          reinforcing these ethical standards throughout the finance organization.

2    Financial Records and Periodic Reports

          Senior Financial Officers will establish and manage the enterprise transaction and reporting systems and procedures to provide that:
     . Business transactions are properly authorized and accurately and timely recorded on the partnership's books and records in accordance with Generally Accepted Accounting Principles ("GAAP") and established partnership financial policy.

     .    No  false or artificial statements or entries  for  any
          purpose  are  made  in  the  partnership's  books   and
          records,     financial    statements    and     related
          communications.

     .    The retention or proper disposal of partnership records
          shall   be  in  accordance  with  established   records
          retention policies and applicable legal and regulatory requirements.

     . Periodic financial communications and reports will include full, fair, accurate, timely and understandable disclosure.

3    Compliance with Applicable Laws, Rules and Regulations.

          Senior Financial Officers will establish and maintain mechanisms to:

     . Educate members of the finance organization about any federal, state or local statute, regulation or administrative procedure that affects the operation of the finance organization and the enterprise generally.

     .    Monitor the compliance of the finance organization with
          any   applicable  federal,  state  or  local   statute,
          regulation or administrative rule.

     .    Identify,  report  and correct in a swift  and  certain
          manner,   any   detected  deviations  from   applicable
          federal, state or local statute or regulation.

4    Reporting of Non-Compliance

     Senior Financial Officers will promptly bring to the attention of the Audit Committee:

     . Material information that affects the disclosures made by the partnership in its public filings.

     . Information concerning significant deficiencies in the design or operation of internal controls that could adversely affect the partnership's ability to record, process, summarize and report financial data.

     Senior Financial Officers will promptly bring to the attention of the General Counsel and to the Audit Committee:

     .    Fraud,   whether  or  not  material,  that  involves
          management or other employees who have a significant
          role   in  the  partnership's  financial  reporting,
          disclosures or internal controls.

     . Information concerning a violation of this Code or the partnership's Code of Business and Ethics Conduct, including any actual or apparent conflicts of interest between personal and professional relationships, involving management or other employees who have a significant role in the partnership's financal reporting, disclosures or internal controls.

     . Evidence of a material violation by the partnership or its employees or agents of applicable laws, rules or regulations.

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

     Dated: March 30, 2006.

                                   /s/ Robert W. Werra
                                   General Partner
                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of Amrecorp Realty Fund II, a Texas limited Partnership (the "Partnership"), hereby certifies that
(i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnerhip's Annual Report on Form 10-K for the year ended December 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Partnerhip's, at and for the periods indicated.

     Dated: March 30, 2006.

                                   /s/ Robert J. Werra
                                   General Partner