Form 10-Q
period 2006-03-31
AMRECORP REALTY FUND II
filed 2006-05-08
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended March 31, 2006   Commission file number 2-90654

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

                         Yes:  Y        No:

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N
Indicate by check mark whether the registrant is a shell Partnership (as defined in Rule 12b-2 of the Exchange Act).
                    Yes:        No:         N


                  REGISTRANT IS A LIMITED PARTNERSHIP

                    TABLE OF CONTENTS



Part I

Item 1.  Financial Statements


The following Unaudited financial statements are filed herewith:

     Balance Sheet as of March 31, 2006 and
     December 31, 2005                                          Page 3

     Statements of Operations for the Three
     Months Ended March 31, 2006 and 2005                       Page 4

     Statements of Cash Flows for the Three and Three
     Months Ended March 31, 2006 and 2005                       Page 5



Item 2.  Results of Operations and Management's Discussion and
         Analysis of Financial Condition                        Page 6

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk                                                   Page 7

Item 4.  Controls and Procedures                                Page 7


Part II

     Other Information                                          Page 7

     Signatures                                                 Page 8

The statements, insofar as they relate to the period subsequent to December 31, 2005 are Unaudited.





PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements



                        AMRECORP REALTY FUND II
                       Condensed Balance Sheets


                                                 March 31,    December 31,
                                                   2006           2005
                                                (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                              $580,045      $580,045
Buildings and improvements                       5,040,345     5,040,345
                                                 5,620,390     5,620,390
 Less: Accumulated depreciation                 (4,128,027)   (4,078,027)
Real estate, net                                 1,492,363     1,542,363

Cash including cash investments                    266,547       191,459
Escrow deposits                                    153,808       261,607
Deferred Costs and Fees                             89,643        93,540
Other assets                                         4,662        13,125

       Total Assets                        $2,007,023    $2,102,094


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage payable                                $3,851,760    $3,864,817
Payable to Affiliates                                2,189           705
Interest payable                                    17,829        18,680
Real estate taxes payable                           31,749             0
Security deposits                                   26,350        24,141
Accounts payable and accrued                        30,819       166,222
expenses

       Total Liabilities                         3,960,696     4,074,565
PARTNERS CAPITAL (DEFICIT):
Limited Partners                                (1,881,222)   (1,899,832)
General Partners                                   (72,451)      (72,639)

Total Partners Capital (Deficit)                (1,953,673)   (1,972,471)


       Total Liabilities and Partners Equity    $2,007,023    $2,102,094



              See notes to Condensed Financial Statements



                        AMRECORP REALTY FUND II
                   Condensed Statement of Operations
                              (Unaudited)
                                                         Three Months Ended
                                                              March 31,
REVENUES                                                 2006          2005

                     Rental income                   $226,675      $225,129
                     Other property                     5,479         4,864
                         Total revenues               232,154       229,993

EXPENSES
                     Salaries & wages                  21,944        24,136
                     Maintenance & repairs              2,212        21,580
                     Utilities                         10,454        10,876
                     Real estate taxes                 31,749        28,500
                     General administrative             5,620         6,285
                     Contract services                 12,923        14,827
                     Insurance                          8,463         9,200
                     Interest                          54,520        38,656
                     Depreciation and amortization     50,000        50,000
                     Property management fees          11,573        11,500
                     Amortization of deferred costs
                      and fees                          3,898         3,683

                         Total expenses               213,356       219,243


NET INCOME (LOSS)                                     $18,798       $10,750


NET INCOME PER LIMITED
PARTNERSHIP UNIT-BASIC                                   1.28          0.73
LIMITED PARTNERSHIP
UNITS OUTSTANDING - BASIC                              14,544        14,544




              See Notes to Condensed Financial Statements




                        AMRECORP REALTY FUND II
                   Condensed Statement of Cash Flows
                               Unaudited


                                                       Three Months Ended
                                                           March 31,
                                                       2006          2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                          $18,798       $10,750
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                        50,000        50,000

Net Effect of changes in operating accounts
Escrow deposits                                     107,799       (49,741)
Deferred Costs                                        3,897        (2,309)
Accrued real estate taxes                            31,749        28,500
Security deposits                                     2,209         1,101
Accounts payable                                   (135,403)       29,585
Other assets                                          8,463         9,200

   Net cash provided by operating activities         87,512        77,086

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                                 0      (107,000)
    Net cash used for investing activities                0      (107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                 (13,057)      (17,158)
Proceeds from amounts due affiliates                  1,484           590
Increase in accrued interest                           (851)            0
    Net cash used for financing activities          (12,424)      (16,568)

NET INCREASE (DECREASE) IN CASH AND CASH             75,088       (46,482)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD      191,459       235,305

CASH AND CASH EQUIVALENT, END OF PERIOD            $266,547      $188,823

              See Notes to Condensed Financial Statements



Basis of Presentation:

The accompanying unaudited condensed financial statements have been prepared by Amrecorp Realty Fund II (the "Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the
Partnership believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2006.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2006 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 99.2% during the first quarter of 2006 as compared to 98.4% for the first quarter of 2005.

FIRST THREE MONTHS 2006 COMPARED TO FIRST THREE MONTHS 2005
Revenue from property operations increased $2,161 or 0.94%, for the first three months of 2006, as compared to the 2005 first three months. Rental income increased $1,546 or 0.69% due to increased occupancy and rental rates. Other income increased $615 or 12.64% primarily due to increased fees. The following table illustrates the components:

                             Three Month Comparison
                             Increase      Per Cent
                            (Decrease)     Change

Rental income                 $1,546        0.69%
Other property                   615       12.64%
                              $2,161        0.94%

Property operating expenses decreased $6,102 or 2.78%, for the first three months of 2006, as compared to the same period in 2005. This was primarily due from decreased maintenance expenses. Maintenance decreased $19,368 or 89.75% due to prior year carpentry expenses. Real estate taxes increased $3,249 or 11.4% due to tax rates. General & administrative decreased $665 or 10.58% due to auditing and partnership mailing costs. Salaries decreased $2,192 or 9.08% due to decreased staffing. Interest increased $15,864 or 41.04% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                             Increase       Per Cent
                            (Decrease)      Change

Salaries & wages             ($2,192)        9.08%
Maintenance & repairs        (19,368)       89.75%
Utilities                       (422)        3.88%
Real estate taxes              3,249        11.40%
General administrative          (665)       10.58%
Contract services             (1,904)       12.84%
Insurance                       (737)        8.01%
Interest                      15,864        41.04%
Property management fees          73         0.63%
Net Increase (Decrease)      ($6,102)        2.78%



LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal.

As of March 31, 2006, the Partnership had $266,547 in cash and cash equivalents as compared to $191,459 as of December 31 2005. The net increase in cash of $75,088 is principally due to cash flow from operations.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse mortgage as of March 31, 2006, with an interest rate based on monthly LIBOR rate plus 1.53% which is 4.254% as of March 31, 2006. Required principal payments on this mortgage note for the three years ended December 31, 2008, are $45,427, 48,030, and $50,776 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

On December 14, 2004 the Partnership refinanced the loan on Chimney Square Apartments. The original loan matured and a new $3,920,000 loan from GEMSA Loan Services. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, through January 2012. The loan matures on January 2012. In connection with this loan, the lender required, and the Partnership provided, a single asset partnership known as Chimney Square Apartments, owned 99% by the Fund.

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






     Date:     April 24, 2006

                              Exhibit 31.1

        CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
      THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
             SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I Robert J. Werra, Acting Principal Executive Officer and Chief
Financial Amrecorp Realty Fund II ("the Company"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the Partnership;

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and have:

  a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership and its subsidiaries is made known to me by others within those entities, particularly for the periods presented in this quarterly report;

  b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  c. evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and



       CERTIFICATION PURSUANT TO RULES 13a-14 AND 15d-14 UNDER
     THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO
      SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002 - continued


  d. disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and


5. I have disclosed based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and Audit Committee of the Board of Directors (or persons fulfilling the equivalent function):

  a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize, and report financial data; and

  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  April 24, 2006












                                             Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Partnership") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
            section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  April 24, 2006