Form 10-Q
period 2006-06-30
AMRECORP REALTY FUND II
filed 2006-08-03
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 2006    Commission file number 2-90654

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

     Balance Sheet as of June 30, 2006 and
     December 31, 2005                                           Page 3

     Statements of Operations for the Three and Six
     Months Ended June 30, 2006 and 2005                         Page 4

     Statements of Cash Flows for the Three and Six
     Months Ended June 30, 2006 and 2005                         Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements



                        AMRECORP REALTY FUND II
                       Condensed Balance Sheets

                                          June 30,      December 31,
                                            2006           2005
                                        (Unaudited)

ASSETS

Real Estate assets, at cost

Land                                      $580,045       $580,045
Buildings and improvements               5,058,345      5,040,345
                                         5,638,390      5,620,390
 Less: Accumulated depreciation         (4,178,027)    (4,078,027)
Real estate, net                         1,460,363      1,542,363

Cash including cash investments            298,224        191,459
Escrow deposits                            153,937        261,607
Deferred Costs and Fees                     85,745         93,540
Other assets                                37,289         13,125

            Total Assets                $2,035,558     $2,102,094


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage  payable                       $3,840,790     $3,864,817
Payable to Affiliates                        2,810            705
Interest payable                            17,829         18,680
Real estate taxes payable                   63,498              0
Security deposits                           27,995         24,141
Accounts payable and accrued expenses       36,810        166,222
expenses

       Total Liabilities                 3,989,732      4,074,565

PARTNERS CAPITAL (DEFICIT):
Limited Partners                        (1,881,718)    (1,899,832)
General Partners                           (72,456)       (72,639)

Total Partners Capital (Deficit)        (1,954,174)    (1,972,471)


                    Total               $2,035,558     $2,102,094


Liabilities and Partners Equity


              See notes to Condensed Financial Statements



                        AMRECORP REALTY FUND II
                   Condensed Statement of Operations
                              (Unaudited)

                                            Three                 Six
                                         Months Ended         Months Ended
                                           June 30,             June 30,
REVENUES                                2006      2005       2006      2005

       Rental income                $240,877   $233,725   $467,552 $458,854
       Other property                  8,436     11,638     13,915   16,502
            Total revenues           249,313    245,363    481,467  475,356

EXPENSES
       Salaries & wages               26,036     24,483     47,980   48,619
       Maintenance & repairs          14,740      6,064     16,952   27,644
       Utilities                       8,594     10,198     19,048   21,074
       Real estate taxes              31,749     28,500     63,498   57,000
       General administrative         19,177     23,710     24,797   29,995
       Contract services              12,923     13,904     25,846   28,731
       Insurance                       9,965      8,571     18,428   17,771
       Interest                       60,337     43,159    114,857   81,815
       Depreciation and amortization  50,000     50,000    100,000  100,000
       Property management fees       12,396     12,232     23,969   23,732
       Amortization of deferred        3,897      3,684      7,795    7,367
       costs and fees

                 Total expenses      249,814    224,505    463,170  443,748


NET INCOME (LOSS)                      ($501)   $20,858    $18,297  $31,608


NET INCOME (LOSS) PER LIMITED
PARTNERSHIP UNIT BASIC                $(0.03)     $1.42      $1.25    $2.15
LIMITED PARTNERSHIP UNITS             14,544     14,544     14,544   14,544
OUTSTANDING BASIC




              See Notes to Condensed Financial Statements




                        AMRECORP REALTY FUND II
                   Condensed Statement of Cash Flows
                               Unaudited


                                                       Six Months Ended
                                                           June 30,
                                                     2006            2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                           $18,297      $31,608
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                        100,000      100,000

Net Effect of changes in operating accounts
Escrow deposits                                      107,670      195,462
Deferred Costs                                         7,795      (26,708)
Accrued real estate taxes                             63,498       57,000
Security deposits                                      3,854        1,806
Accounts payable                                    (129,412)      35,584
Other assets                                         (24,164)      13,245



Net cash provided by operating activities            147,538      407,997

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                            (18,000)    (107,000)
    Net cash used for investing activities           (18,000)    (107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                  (24,027)     (32,737)
Proceeds from amounts due affiliates                   2,105        1,109
Increase in accrued interest                            (851)           0
    Net cash used for financing activities           (22,773)     (31,628)

NET INCREASE IN CASH AND CASH EQUIVALENTS            106,765      269,369
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       191,459      235,305

CASH AND CASH EQUIVALENT, END OF PERIOD             $298,224     $504,674




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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2006 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 96.1% during the second quarter of 2006 as compared to 98.4% for the second quarter of 2005.

FIRST SIX MONTHS 2006 COMPARED TO FIRST SIX MONTHS 2005
Revenue from property operations increased $6,111 or 1.29%, for the first six months of 2006, as compared to the 2005 first six months. Rental income increased $8,698 or 1.90% due to increased rental rates. Other income decreased $2,587 or 15.68% primarily due to decreased
fees.   The following table illustrates the components:

                             Increase      Percent
                            (Decrease)     Change

Rental income                 $8,698        1.90%
Other property                (2,587)      15.68%
                              $6,111        1.29%

Property operating expenses increased $19,422 or 4.38%, for the first six months of 2006, as compared to the same period in 2005. This was primarily due from increased interest expense. Maintenance decreased $10,692 or 38.68% due to prior year carpentry expenses. General & administrative decreased $5,198 or 17.33% due to decreased legal and professional fees. Real estate taxes increased $6,498 or 11.4% due to tax rates. Contract services decreased $2,885 or 10.04% due to decreased pest control costs. Interest increased $33,042 or 40.39% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                                               Increase      Percent
                                              (Decrease)     Change

Salaries & wages                                ($639)        1.31%
Maintenance & repairs                         (10,692)       38.68%
Utilities                                      (2,026)        9.61%
Real estate taxes                               6,498        11.40%
General administrative                         (5,198)       17.33%
Contract services                              (2,885)       10.04%
Insurance                                         657         3.70%
Interest                                       33,042        40.39%
Depreciation and amortization                       0         0.00%
Property management fees                          237         1.00%
Amortization of deferred costs and fees           428         5.81%
Net Increase (Decrease)                       $19,422         4.38%

SECOND QUARTER 2006 COMPARED TO SECOND QUARTER 2005
Revenue from property operations increased $3,950 or 1.61%, for the second quarter of 2006, as compared to the 2005 second quarter. Rental income increased $7,152 or 3.06% due to increased rental rates. Other income decreased $3,202 or 27.51% primarily due to decreased
fees.   The following table illustrates the components:

                     Increase      Percent
                    (Decrease)     Change

Rental income         $7,152        3.06%
Other property        (3,202)      27.51%
                      $3,950        1.61%

Property operating expenses increased $25,309 or 11.27%, for the second quarter of 2006, as compared to the same period in 2005. This was primarily due from increased maintenance and interest expense. Maintenance increased $8,676 or 143.07% due to deferred maintenance projects being performed. General & administrative decreased $4,533 or 19.12% due to decreased partnership mailing costs. Insurance increased $1,394 or 16.26% due to the annual policy renewal. Salaries increased $1,553 or 6.34% due to increased staffing. Contract services decreased $981 or 7.06% due to decreased pest control costs. Interest increased $17,178 or 39.8% due the refinancing in December
2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                                          Increase     Percent
                                         (Decrease)    Change

Salaries & wages                          $1,553        6.34%
Maintenance & repairs                      8,676      143.07%
Utilities                                 (1,604)      15.73%
Real estate taxes                          3,249       11.40%
General administrative                    (4,533)      19.12%
Contract services                           (981)       7.06%
Insurance                                  1,394       16.26%
Interest                                  17,178       39.80%
Depreciation and amortization                  0        0.00%
Property management fees                     164        1.34%
Amortization of deferred cost and fees       213        5.78%
Net Increase (Decrease)                  $25,309       11.27%


LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal.

As of June 30, 2006, the Partnership had $298,224 in cash and cash equivalents as compared to $191,459 as of December 31 2005. The net increase in cash of $106,765 is principally due to cash flow from operations.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse mortgage as of June 30, 2006, with an interest rate based on monthly LIBOR rate plus 1.53% which is 4.254% as of June 30, 2006. Required principal payments on this mortgage note for the three years ended December 31, 2008, are $45,427, 48,030, and $50,776 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations. The primary source of capital to fund future Partnership acquisitions and balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

On December 14, 2004 the Partnership refinanced the loan on Chimney Square Apartments. The original loan matured and a new $3,920,000 loan from GEMSA Loan Services was obtained. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, through January 2012. The loan matures on January 2012. In connection with this loan, the lender required, and the Partnership provided, a single asset partnership known as Chimney Square Apartments, owned 99% by the Fund.

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






     Date:     July 24, 2006

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 24, 2006














                                             Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Partnership") on Form 10-Q for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  July 24, 2006