Form 10-Q
period 2006-09-30
AMRECORP REALTY FUND II
filed 2006-11-06
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

For Quarter Ended September 30, 2006    Commission file number 2-90654

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

     Balance Sheet as of September 30, 2006 and
     December 31, 2005                                             Page 3

     Statements of Operations for the Three and Nine
     Months Ended September 30, 2006 and 2005                      Page 4

     Statements of Cash Flows for the Three and Nine
     Months Ended September 30, 2006 and 2005                      Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                        AMRECORP REALTY FUND II
                       Condensed Balance Sheets


                                          September      December
                                             30,            31,
                                            2006           2005
                                         (Unaudited)

ASSETS
Real Estate assets, at cost
Land                                       $580,045      $580,045
Buildings and improvements                5,063,345     5,040,345
                                          5,643,390     5,620,390
 Less: Accumulated depreciation          -4,235,429    -4,078,027
Real estate, net                          1,407,961     1,542,363

Cash including cash investments             409,116       191,459
Escrow deposits                             132,084       261,607
Deferred Costs and Fees                      81,848        93,540
Other assets                                 28,228        13,125
            Total Assets                 $2,059,237    $2,102,094


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:
Mortgage payable                         $3,829,910    $3,864,817
Payable to Affiliates                             0           705
Interest payable                             17,829        18,680
Real estate taxes payable                    95,247             0
Security deposits                            28,404        24,141
Accounts payable and accrued expenses        40,248       166,222

       Total Liabilities                  4,011,638     4,074,565
PARTNERS CAPITAL (DEFICIT):
Limited Partners                         -1,879,963    -1,899,832
General Partners                            -72,438       -72,639

Total Partners Capital (Deficit)         -1,952,401    (1,972,471)


Total Liabilities and Partners Equity    $2,059,237    $2,102,094



              See notes to Condensed Financial Statements





                        AMRECORP REALTY FUND II
                   Condensed Statement of Operations
                              (Unaudited)


                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
REVENUES                          2006          2005     2006           2005

     Rental income               $233,770   $229,987    $701,322    $688,841
     Other property                 9,948      5,429      23,863      21,931
         Total revenues           243,718    235,416     725,185     710,772


EXPENSES
     Salaries & wages              26,798     28,499      74,778      77,118
     Maintenance & repairs          5,456      8,965      22,408      36,609
     Utilities                      8,690     11,252      27,738      32,326
     Real estate taxes             31,749     29,583      95,247      86,583
     General administrative        13,593     16,330      38,390      46,325
     Contract services             13,010     13,149      38,856      41,880
     Insurance                      8,741      8,761      27,169      26,532
     Interest                      61,284     48,356     176,141     130,171
     Depreciation and amortization 57,402     50,000     157,402     150,000
     Property management fees      11,324     11,741      35,293      35,473
     Amortization of deferred
      cost and fees                 3,898      3,683      11,693      11,050

             Total expenses       241,945    230,319     705,115     674,067


NET INCOME                         $1,773     $5,097     $20,070     $36,705


NET INCOME LIMITED PARTNERSHIP      $0.12      $0.35       $1.37       $2.50

UNIT -  BASIC

Limited Partnership units          14,544     14,544      14,544      14,544
outstanding Basic




              See Notes to Condensed Financial Statements




                        AMRECORP REALTY FUND II
                   Condensed Statement of Cash Flows
                               Unaudited

                                                       Nine Months Ended
                                                         September 30,
                                                      2006           2005

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                           $20,070      $36,705
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                        157,402      150,000

Net Effect of changes in operating accounts
Escrow deposits                                      129,523      147,187
Deferred Costs                                        11,692      (15,506)
Accrued real estate taxes                             95,247       86,583
Security deposits                                      4,263        3,505
Accounts payable                                    (125,974)      35,209
Other assets                                         (15,103)      13,245
   Net cash provided by operating activities         277,120      456,928

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                            (23,000)    (107,000)
     Net cash used by investing activities           (23,000)    (107,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                  (34,907)     (46,568)
Proceeds from amounts due affiliates                    (705)         441
Increase in accrued interest                            (851)           0
Distributions to limited partners                          0     (363,600)
     Net cash used by financing activities           (36,463)    (409,727)

NET INCREASE (DECREASE) IN CASH AND CASH             217,657      (59,799)
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD       191,459      235,305

CASH AND CASH EQUIVALENT, END OF PERIOD             $409,116     $175,506



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

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At September 30, 2006 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 99.8% during the third quarter of 2006 as compared to 97.9% for the third quarter of 2005.

FIRST NINE MONTHS 2006 COMPARED TO FIRST NINE MONTHS 2005
Revenue from property operations increased $14,413 or 2.03%, for the first nine months of 2006, as compared to the 2005 first nine months. Rental income increased $12,481 or 1.81% due to increased occupancy and rental rates. Other income increased $1,932 or 8.81% primarily due to increased fees. The following table illustrates the components:

                            Increase      Per Cent
                           (Decrease)      Change


Rental income               $12,481         1.81%
Other property                1,932         8.81%
                            $14,413         2.03%

Property operating expenses increased $31,048 or 4.61%, for the first nine months of 2006, as compared to the same period in 2005. This was primarily due from increased interest expense. Maintenance decreased $14,201 or 38.79% due to prior year carpentry expenses. General & administrative decreased $7,935 or 17.13% due to decreased legal and professional fees. Utilities decreased $4,588 or 14.19% due to lower gas rates. Real estate taxes increased $8,664 or 10.01% due to property tax rates. Contract services decreased $3,024 or 7.22% due to decreased pest control costs. Interest increased $45,970 or 35.32% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                                          Increas       Per Cent
                                         (Decrease)      Change


Salaries & wages                          ($2,340)        3.03%
Maintenance & repairs                     (14,201)       38.79%
Utilities                                  (4,588)       14.19%
Real estate taxes                           8,664        10.01%
General administrative                     (7,935)       17.13%
Contract services                          (3,024)        7.22%
Insurance                                     637         2.40%
Interest                                   45,970        35.32%
Depreciation and amortization               7,402         4.93%
Property management fees                     (180)        0.51%
Amortization of deferred costs and fees       643         5.82%

Net Increase (Decrease)                   $31,048         4.61%

THIRD QUARTER 2006 COMPARED TO THIRD QUARTER 2005
Revenue from property operations increased $8,302 or 3.53%, for the third quarter of 2006, as compared to the 2005 third quarter. Rental income increased $3,783 or 1.64% due to increased occupancy and rental rates. Other income decreased $4,519 or 83.24% primarily due to
increased fees.   The following table illustrates the components:

                        Increase     Per Cent
                       (Decrease)     Change

Rental income            $3,783        1.64%
Other property            4,519       83.24%
                         $8,302        3.53%

Property operating expenses increased $11,626 or 5.05%, for the third quarter of 2006, as compared to the same period in 2005. This was primarily due from increased interest expense. Maintenance decreased $3,509 or 39.14% due to prior year carpentry. Utilities decreased
$2,562 or 22.77% due to lower gas rates. General & administrative decreased $2,737 or 16.76% due to decreased partnership mailing costs. Salaries decreased $1,701 or 5.97% due to decreased staffing. Contract services decreased $139 or 1.06% due to decreased pest control costs. Interest increased $12,928 or 26.74% due the refinancing in December 2004 as discussed in the liquidity and capital resources section. The following table illustrates the components by category:

                                        Increase     Per Cent
                                      (Decrease)     Change

Salaries & wages                       ($1,701)       5.97%
Maintenance & repairs                   (3,509)      39.14%
Utilities                               (2,562)      22.77%
Real estate taxes                        2,166        7.32%
General administrative                  (2,737)      16.76%
Contract services                         (139)       1.06%
Insurance                                  (20)       0.23%
Interest                                12,928       26.74%
Depreciation and amortization            7,402       14.80%
Property management fees                  (417)       3.55%
Amortization of deferred costs and fees    215        5.84%

Net Increase (Decrease)                $11,626        5.05%


LIQUIDITY AND CAPITAL RESOURCES

While it is the General Partners primary intention to operate and manage the existing real estate investments, the General Partner also continually evaluates this investment in light of current economic conditions and trends to determine if these assets should be considered for disposal.

As of September 30, 2006, the Partnership had $409,116 in cash and cash equivalents as compared to $191,459 as of December 31 2005. The net increase in cash of $217,657 is principally due to cash flow from operations.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse mortgage as of September 30, 2006, with an interest rate based on monthly LIBOR rate plus 1.53% which is 4.254% as of September 30, 2006. Required principal payments on this mortgage note for the three years ended December 31, 2008, are $45,427, 48,030, and $50,776 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations.
The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

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






     Date:     October 20, 2006

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 20, 2006














                                             Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Partnership") on Form 10-Q for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1)  The report fully complies with the requirements of
               section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  October 20, 2006