Form 10-K
period 2006-12-31
AMRECORP REALTY FUND II
filed 2007-03-30
CIK 745061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  2O549
                             FORM 1O-K

      [X] Annual Report Pursuant to Section 13 or 15(d) of the
                            Securities
                       Exchange Act of 1934

            For the Fiscal year ended December 31, 2006

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


                Documents Incorporated by Reference

The Prospectus dated July 6, 1985 filed pursuant to Rule 424(b) as supplemented pursuant to Rule 424(b) on December 11, 1985

                              Part I
Item 1. Business

The Registrant, Amrecorp Realty Fund II, (the "Partnership"), is a limited partnership organized under the Texas Uniform Limited Partnership Act pursuant to a Certificate of Limited Partnership dated April 16, 1984 and amended on July 5, 1984. As of December 31, 2006, the Partnership consisted of an individual general partner, Mr. Robert J. Werra (the "General Partner") and 1,470 limited partners owning 14,544 limited partnership interests at $1,000 per interest. The distribution of limited partnership interests commenced pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration #2-90654) as amended.

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

On the property owned at December 31, 2006, the Partnership has been able to maintain a generally high occupancy level and increasing rents primarily due to the positive relationship between apartment unit supply and demand in the market. In addition, operating expenses and capitalized expenditures have increased as units are updated and made more competitive in the market place.

In March 2007, Robert Werra, the general partner, filed with the Securities and Exchange Commission preliminary consent solicitation material in which Mr. Werra is seeking the consent of the limited partners for him to purchase the sole asset of Amrecorp Realty Fund II, the Chimney Square Apartments, at a purchase price of its appraised value of $5,250,000. This transaction is subject to approval of limited partners holding 66-2/3 % of the limited partnership units, excluding any units held by Robert Werra or his affiliates. If the sale to Mr. Werra is approved and completed, the general partner estimates that, after payment of partnership indebtedness, the limited partners would receive a distribution from the partnership of approximately $95 to $100 per limited partnership unit, and the partnership would be terminated. At the time of the filing of this Form 10-K, the partnership is working with the Securities and Exchange Commission to finalize the consent solicitation material in preparation for mailing the material to the limited partners.


In 1996, the Partnership sold its commercial shopping center located in Lancaster, Texas, receiving net proceeds of $949,649 and recognizing a loss of $10,177. In addition, in January 1997 the Partnership sold its apartment complex located in Charlotte, North Carolina, for net proceeds of $4,149,635 and recognizing a gain of $1,287,391.



Item 2. Properties

At December 31, 2006 the Partnership owned one property, Chimney Square Apartments.

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

                          Occupancy Rates

                              Percent



                       2002   2003   2004   2005   2006
Chimney Square         96.1%  94.5%  99.2%  96.9%  98.1%

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

                              PART II

Item 5.  Market for Registrant's Units and Related Unit-holders
Matters

The Partnerships outstanding securities are in the form of Limited Partnership Interests ("Interests"). As of December 31, 2006 there were approximately 1,470 limited partners owning 14,544 limited partnership interests at $1,000 per interest. A public market for trading Interests has not developed and none is expected to develop. In addition, transfer of an Interest is restricted pursuant to Article X, Section 2, of the Limited Partnership Agreement.

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

The General Partner continues to review the Partnership's ability to make distributions on a quarter-by-quarter basis. In 2006 and 2005 the partnership distributed $25 per limited partnership unit. In 2004 the partnership distributed $100 per limited partnership unit. In 2002 the partnership distributed $15 per limited partnership unit. In 2001 the partnership distributed $20 per limited partnership unit. In 2000 the partnership distributed $25 per limited partnership unit. In 1998 the Partnership distributed $35 per $1000 unit due to the refinancing of Chimney Square Apartments. In 1997 the Partnership distributed $100 per $1000 unit due to the sale of Shorewood Apartments. In 1996 the Partnership distributed $50 per $1000 unit due to the sale of Lancaster Place.

An analysis of tax income or loss allocated and cash distributed to Investors per $1,000 unit is as follows:

   YEARS       TAXABLE INCOME OR      TAXABLE LOSS          CASH
                     GAIN                                DISTRIBUTED
1984 - 1993           $0                  $910               $30
    1994               0                   $27                0
    1995               0                   $28                0
    1996              $62                   0                $50
    1997             $143                   0               $100
    1998               0                   $1                $35
    1999               0                   $0                $0
    2000              $2                   $0                $25
    2001              $10                  $0                $20
    2002              $15                  $0                $15
    2003              $17                  $0                $0
    2004              $10                  $0               $100
    2005              $13                  $0                $25
    2006              $12                  $0                $25


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


                                2006   2005   2004   2003   2002

Limited Partner Units         14,544 14,544 14,544 14,544 14,544
Outstanding

Statement of Operations
      Total Revenues            $965   $941   $932   $911   $886
      Net Income (Loss)           $3    $19    $78    $65    $(1)
       Limited Partner Net     $0.20  $1.32   (.08)  5.32   4.45
Income(Loss) per Unit - Basic
      Cash Distributions to      $25    $25    100      0     15
Limited Partners per Unit -
Basic

Balance Sheet:
    Real Estate, net           1,363  1,542 $1,628  1,694  1,872
    Total Assets               1,715  2,102  2,357  2,158  2,169
    Mortgages and Notes        3,818  3,864  3,920  2,138  2,191
Payable
    Partner's Equity          (2,333)(1,972)(1,627)  (173)  (251)


Item 7  Management's Discussion and Analysis of Financial
Conditions and Results of Operations

This discussion should be read in conjunction with Item 6 -
"Selected Financial Data" and Item 8 - "Financial Statements and
Supplemental Information."

Results of Operations: 2006 VERSUS 2005

Revenue from Property Operations increased $23,706 or 2.5% as compared to 2005, due to increased rental rates and occupancy. Other income for 2006 increased $211 primarily due to increased fee income. The following table illustrates the increases:

                   Increase/
                  (Decrease)

Rentals             $23,495
Fees and other          211
Net Increase        $23,706


Property operating expenses for 2006 decreased $8,213 from 2005 or 1.1%. Repairs and maintenance decreased $12,995 or 14.1% due to fewer deferred maintenance projects being performed. Payroll decreased $3,959 or 3.5% due to decreased employees. Utilities decreased $5,495 or 12.4% due to lower electric rates. Real estate taxes decreased $3,221 or 2.6% primarily due to decreased tax rates. General and administrative increased $12,138 or 13.3% due to higher partnership legal bills. The following table illustrates the increases or (decreases):


                                     Increase
                                    (Decrease)
Depreciation and amortization         $4,049
Real estate taxes                     (3,221)
Payroll                               (3,959)
Repairs and maintenance              (12,995)
General and administrative            12,138
Property management fee affiliate      1,270
Utilities                             (5,495)
Net Decrease                         $(8,213)




Results of Operations: 2005 VERSUS 2004

Revenue from Property Operations increased $8,959 or 0.96% as compared to 2004, due to increased rental rates. Other income for 2005 decreased $2,906 primarily due to decreased fee income. The following table illustrates the increases:

                   Increase/
                  (Decrease)

Rentals             $11,865
Fees and other       (2,906)
Net Increase         $8,959


Property operating expenses for 2005 increased $1,067 from 2004 or 0.14%. Repairs and maintenance decreased $55,038 or 37.5% due to fewer deferred maintenance projects being performed. Payroll increased $13,371 or 13.5% due to higher salaries. Utilities increased $1,863 or 4.4% due to higher electric rates as a result of higher natural gas prices. Real estate taxes increased $8,227 or 7.0% primarily due to increased assessed valuations. . General and administrative increased $10,869 or 13.5% due to postage for partnership mailings. Depreciation and amortization increased $21,394 or 10.7% due to 2005 including a full year's amortization of deferred financing costs associated with the refinancing of the mortgage in December 2004 as well as 2005 including a full year's depreciation on significant additions to building improvements in 2004. The following table illustrates the increases or (decreases):


                                           Increase
                                          (Decrease)

Repairs and maintenance                   $(55,038)
Property management fee to affiliate           381
Utilities                                    1,863
Real estate taxes                            8,227
Depreciation and amortization               21,394
General administrative                      10,869
Payroll                                     13,371
Net Increase                                $1,067


Liquidity and Capital Resources

In March 2007, Robert Werra, the general partner, filed with the Securities and Exchange Commission preliminary consent solicitation material in which Mr. Werra is seeking the consent of the limited partners for him to purchase the sole asset of Amrecorp Realty Fund II, the Chimney Square Apartments, at a purchase price of its appraised value of $5,250,000. This transaction is subject to approval of limited partners holding 66-2/3 % of the limited partnership units, excluding any units held by Robert Werra or his affiliates. If the sale to Mr. Werra is approved and completed, the general partner estimates that, after payment of partnership indebtedness, the limited partners would receive a distribution from the partnership of approximately $95 to $100 per limited partnership unit, and the partnership would be terminated. At the time of the filing of this Form 10-K, the partnership is working with the Securities and Exchange Commission to finalize the consent solicitation material in preparation for mailing the material to the limited partners.


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

As of December 31, 2006, the Partnership had $73,658 in cash and cash equivalents as compared to $191,459 as of December 31, 2005. The net decrease in cash of $117,801 is principally due to distributions paid during 2006.

The remaining property is encumbered by a non-recourse mortgage as of December 31, 2006, with an interest rate of 6.25%. Required principal payments on this mortgage note for the five years ended December 31, 2011, are $45,427; $48,014; $50,759; $55,027 and
$58,877 respectively.

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

Item 8 Financial Statements and Supplemental Information













                     AMRECORP REALTY FUND II
                      FINANCIAL STATEMENTS
   AND REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                   December 31, 2006 and 2005

                 INDEX TO FINANCIAL STATEMENTS




                                                            Page

Report of Independent Registered Public Accounting Firm      2

Financial Statements

  Balance Sheets as of December 31, 2006 and 2005            3

  Statements of Income for the years ended December 31,
   2006, 2005 and 2004                                       4

  Statements of Partners' Equity (Deficit) for the years
   ended December 31, 2006, 2005 and 2004                    5

  Statements of Cash Flows for the years ended December
   31, 2006, 2005 and 2004                                   6

  Notes to Financial Statements                              7

  Schedule III - Real Estate and Accumulated Depreciation   15



  All other schedules have been omitted because they are not applicable, not required or the information has been supplied in the financial statements or notes thereto.






    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the General Partner and Limited Partners of
    Amrecorp Realty Fund II

We have audited the accompanying balance sheets of Amrecorp Realty Fund II, a Texas limited partnership (the "Partnership") as of December 31, 2006 and 2005, and the related statements of income, partners' equity (deficit), and cash flows for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the December 31, 2006 and 2005 financial statements referred to above present fairly, in all material respects, the financial position of Amrecorp Realty Fund II as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years ended December 31, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III for the year ended December 31, 2006 is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Farmer Fuqua & Huff, P.C.

March 2, 2007
Plano, Texas
                    AMRECORP REALTY FUND II
                         BALANCE SHEETS
                          December 31,


                             ASSETS
                                               2006         2005

Investments in real estate at cost
      Land                                 $580,045     $580,045
      Buildings, improvements and
       furniture and fixtures             5,070,130    5,040,345

                                          5,650,175    5,620,390
     Accumulated  depreciation           (4,287,592)  (4,078,027)

                                          1,362,583    1,542,363

Cash   and   cash  equivalents               73,658      191,459
Due from affiliates                           2,063         ---
Deferred financing costs, net of
  accumulated amortization of $31,180
  and $15,590, respectively                  77,950       93,540
Escrow deposits                             182,023      261,607
Other assets                                 16,789       13,125

TOTAL ASSETS                              1,715,066    2,102,094


                LIABILITIES AND PARTNERS' EQUITY

Mortgage payable                          3,818,168    3,864,817
Accounts payable and accrued expenses       155,919      142,287
Due to affiliates                              ---           705
Accrued interest payable                     20,548       18,680
Distributions payable                        24,335       23,935
Security deposits                            29,212       24,141

TOTAL LIABILITIES                         4,048,182    4,074,565

PARTNERS' EQUITY                         (2,333,116)  (1,972,471)

TOTAL LIABILITIES AND PARTNERS'
     EQUITY (DEFICIT)                    $1,715,066   $2,102,094


                    AMRECORP REALTY FUND II
                      STATEMENTS OF INCOME
                For the Years Ended December 31,

                                      2006      2005      2004

PROPERTY REVENUES
 Rentals                          $938,936  $915,441  $903,576
 Fees and other                     26,037    25,826    28,732

 Total property revenues           964,973   941,267   932,308

OPERATING EXPENSES
 Depreciation and amortization     225,155   221,106   199,712
 Real estate taxes                 123,010   126,231   118,004
 Payroll                           108,675   112,634    99,263
 Repairs and maintenance            78,906    91,901   146,939
 General and administrative        103,477    91,339    80,470
 Property management fee to
  affiliate                         48,266    46,996    46,615
 Utilities                          38,862    44,357    42,494
 Administrative services fees
  to affiliate                       5,472     5,472     5,472

 Total operating expenses          731,823   740,036   738,969

OPERATING INCOME                   233,150   201,231   193,339

FINANCIAL INCOME AND (EXPENSE)
 Interest income                     9,112     2,114       247
 Interest expense                 (239,307) (184,006) (194,780)
 Total other income and (expense) (230,195) (181,892) (194,533)

NET INCOME (LOSS)                  $ 2,955   $19,339   $(1,194)

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT - BASIC

 Net  income (loss) per unit-basic    $.20     $1.32     $(.08)

LIMITED PARTNERSHIP UNITS
 OUTSTANDING - BASIC                14,544    14,544    14,544


                     AMRECORP REALTY FUND II
            STATEMENTS OF PARTNERS' EQUITY (DEFICIT)
      For the Years Ended December 31, 2006, 2005, and 2004


                               General     Limited
                               Partner     Partners      Total

 Balance,  January 1, 2004    (72,820)     (99,796)    (172,616)

 Distributions                   ---    (1,454,000)  (1,454,000)

 Net loss                         (12)      (1,182)      (1,194)

 Balance, December 31, 2004  $(72,832) $(1,554,978) $(1,627,810)

 Distributions                   ---      (364,000)    (364,000)

 Net income                       193       19,146       19,339

 Balance, December 31, 2005  $(72,639) $(1,899,832) $(1,972,471)

 Distributions                   ---      (363,600)    (363,600)

 Net income                        30        2,925        2,955

 Balance, December 31, 2006  $(72,609) $(2,260,507) $(2,333,116)












                    AMRECORP REALTY FUND II
                    STATEMENTS OF CASH FLOWS
               For the Years Ended December 31,

                                            2006       2005       2004

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                               $2,955    $19,339    $(1,194)
 Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation and amortization           225,155    221,106    199,712
 Changes in assets and liabilities:
  Due from affiliates                     (2,063)       ---        ---
  Escrow deposits                         35,888   (116,556)    (2,277)
  Other assets                            (3,664)     1,270     (1,075)
  Accrued interest payable                 1,868     18,680    (16,611)
  Due to affiliates                         (705)       513       (128)
  Accounts payable and accrued expenses   13,633    124,632     23,865
  Security deposits                        5,071      2,056     (1,128)

 Net cash provided by operating
   activities                            278,138    271,040    201,164

CASH FLOWS FROM INVESTING ACTIVITIES
 Investments in real estate              (29,785)  (119,412)  (126,199)
 Deposits to reserve for replacements    (34,777)   (37,387)   (32,220)
 Disbursements from reserve for
   replacements                           78,472    268,338     22,038

 Net cash provided by (used for)
   investing activities                   13,910    111,539   (136,381)

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments on mortgages and notes payable (46,649)   (55,183)   (59,039)
 Proceeds from borrowings                    ---        ---  1,540,762
 Distributions                          (363,600)  (364,000)(1,454,000)
 Deferred financing costs                    ---     (5,992)   (97,420)
 Distributions payable                       400     (1,250)       ---

 Net cash used for financing
   activities                           (409,849)  (426,425)   (69,697)

 Net decrease in cash and
   cash equivalents                     (117,801)   (43,846)    (4,914)

 Cash and cash equivalents at
   beginning of period                   191,459    235,305    240,219

 Cash and cash equivalents at
   end of period                         $73,658   $191,459   $235,305

 Supplemental disclosure of cash flow information:
 Cash paid during the year for
   interest                             $237,439   $165,326   $211,390


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005


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

     An aggregate of 25,000 units at $1,000 per unit are authorized, of which 14,544 were outstanding for each of the three years ended December 31, 2006. Under the terms of the offering, no additional units will be offered.


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

                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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


     Deferred Financing Costs


     Costs incurred to obtain mortgage financing are being amortized over the life of the mortgage using the straight-line method.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

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


     Investments in Real Estate and Depreciation



     All real estate holdings are stated at cost or adjusted carrying value. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), requires that a property be considered impaired if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the property. If impairment exists, an impairment loss is recognized, by a charge against earnings, equal to the amount by which the carrying amount of the property exceeds the fair value less cost to sell the property. If impairment of a property is recognized, the carrying amount of the property is reduced by the amount of the impairment, and a new cost for the property is established. Such new cost is depreciated over the property's remaining useful life. Depreciation is provided by the straight-line method over estimated useful lives, which range from 5 to 27.5 years.
     There was no charge to earnings during 2006 due to an impairment of real estate.



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



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Partnership to concentrations of credit risk, consist primarily of cash. The Partnership places its cash with various financial institutions. The Partnership's exposure to loss should any of these financial institutions fail would be limited to any amount in excess of the amount insured by the Federal Deposit Insurance Corporation or Securities Investor Protection Corporation, where applicable. Management does not believe significant credit risk exists at December 31, 2006.

     At December 31, 2006 and 2005, included in cash and cash equivalents is $70,529 and $185,475, respectively, which is cash held in a pooled account of the property's management company, as a fiduciary, in a financial institution and could be at risk.

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

     Comprehensive Income

     Statement  of  Financial  Accounting  Standards   No.   130,
     Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 2006, 2005, 2004, the Partnership's comprehensive income was equal to its net income and the Partnership does not have income meeting the definition of other comprehensive income.
                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005


NOTE B - MORTGAGE PAYABLE

     The company had mortgages payable of $3,818,168 and $3,864,817 at December 31, 2006 and 2005, respectively. Prior to refinancing in December 2005, the note had an interest rate of 9.325% and was payable in monthly installments of principal and interest of $21,324 through March 2005, at which time a lump sum payment of approximately $2,069,000 was due. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, through January 2012. This mortgage note is secured by real estate with a net book value of $1,362,583.

     At December 31, 2006, estimated required principal payments due under the maximum "capped" stated terms of 6.25%, per the Partnership's mortgage note payable are as follows:

              2007                          45,427
              2008                          48,014
              2009                          50,759
              2010                          55,027
              2011                          58,877
              Thereafter                 3,560,064

                                        $3,818,168

NOTE C - RELATED PARTY TRANSACTIONS

     The Partnership agreement specifies that certain fees be paid to the general partner or his designee. An affiliate of the general partner receives a property management fee that is 5% of the Partnership's gross receipts. Additionally, the Partnership reimburses the affiliate for administrative expenditures. The following fees and reimbursements were earned by an affiliate of the general partner in 2006, 2005 and 2004:

                                      2006      2005      2004
     Property management fee       $48,266   $46,996   $46,615
     Administrative service fee      5,472     5,472     5,472

     Resulting from the above transactions, amounts due from (to) an affiliate of the general partner as of December 31, 2006 and 2005 totaled $2,063 and $(705), respectively.


                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005

NOTE D - ACCUMULATED AMORTIZATION

     At December 31, 2006, amortization expense for deferred financing costs over the next five years is as follows:

              2007                          15,590
              2008                          15,590
              2009                          15,590
              2010                          15,590
              2011                          15,590

                                           $77,950

   NOTE E - COMMITMENTS


     The Partnership will pay a real estate commission to the general partner or his affiliates in an amount not exceeding the lesser of 50% of the amounts customarily charged by others rendering similar services or 3% of the gross sales price of a property sold by the Partnership.

NOTE F - RECONCILIATION OF BOOK TO TAX LOSS (UNAUDITED)

     If the accompanying financial statements had been prepared in accordance with the accrual income tax basis of accounting rather than U.S. generally accepted accounting principals ("GAAP"), the excess of revenues over expenses for 2006 would have been as follows:



     Net loss per accompanying financial statements      $2,955

     Add - book basis depreciation using
       straight-line method                             209,565

     Deduct - amount capitalized for book
       and expensed for tax                             (12,800)

     Deduct - income tax basis depreciation
       expense using ACRS method
                                                        (27,518)

     Excess of revenues over expenses,
       accrual income tax basis                        $172,202



                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005


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

     Management has reviewed the carrying value of its mortgage payable in connection with interest rates currently available to the Partnership for borrowings with similar characteristics and maturities and has determined that their estimated fair value would approximate their carrying value as of December 31, 2006 and 2005.

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


NOTE H - SUBSEQUENT EVENT

     On March 2, 2007, the Partnership filed a preliminary consent of solicitation statement seeking the consent of limited partnership unit holders for the Partnership to sell the final property of the Partnership to an affiliate of the general partner for a sales price of $5,250,000. The property has a net book value of $1,362,583 and an outstanding mortgage payable of $3,818,168 at December 31, 2006. The sale is contingent on obtaining the consent of sixty-six and two-thirds percent of the outstanding limited partnership unit holders excluding those limited partnership units owned by the general partner or its affiliate. The closing of the sale would take place on or before the earliest occurrence of (1) ten days following the purchaser obtaining written approval from the lender to assume the existing loan or (2) 90 days after the approval of 66-2/3s of the limited partnership unit holders. Should the limited partnership unit holders approve the sale of the final property of the Partnership and the sale be completed, it is management's intention to dissolve the Partnership.





                     AMRECORP REALTY FUND II
                  NOTES TO FINANCIAL STATEMENTS
                   December 31, 2006 and 2005


NOTE I - QUARTERLY DATA (UNAUDITED)

          The  table  below  reflects the Partnership's  selected
     quarterly information for the years ended December 31,  2006 and 2005.

                                 Year ended December 31, 2006
                              First    Second     Third    Fourth
                              Quarter  Quarter    Quarter  Quarter


Rents  and other  property
  revenue                   $231,409  $ 247,848  $ 240,828  $ 244,888
Operating expenses           158,836    189,477    180,661    202,849
Operating income              72,573     58,371     60,167     42,039
Other income (expense)       (53,775)   (58,872)   (58,394)   (59,154)
Net income (loss)            $18,798      $(501)    $1,773   $(17,115)
Net income (loss)
allocable to limited
  partnership unit           $18,610      $(496)    $1,755   $(16,944)
Net income (loss) per
limited unit - basic and
  diluted                      $1.28      $(.03)      $.12     $(1.17)


                                 Year ended December 31, 2005
                              First    Second     Third    Fourth
                             Quarter   Quarter   Quarter   Quarter

Rents  and other property
  revenue                 $229,992    $244,636    $234,798    $231,841
Operating expenses         180,587     181,346     181,963     196,140
Operating income            49,405      63,290      52,835      35,701
Other income (expense)     (38,655)    (42,432)    (47,738)    (53,067)
Net income (loss)          $10,750     $20,858      $5,097    $(17,366)
Net income (loss)
allocable to limited
  partnership unit         $10,643     $20,649      $5,046    $(17,192)
Net income (loss) per
limited unit - basic
  and diluted                $0.73       $1.42       $0.35      $(1.18)






AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2006

                                Initial  Cost
                                to Partnership

Description   Encumbrances      Land        Building         Total Cost
                                              and           Subsequent to
                                           Improvements      Acquisitions

A 128-unit
two-story
apartment
community  of
wooden  frame
construction
acquired
combination
brick veneer
and wood
siding
exterior
located in
Abilene,
Texas             (b)         $580,045      $4,341,569         $728,561




                            Gross Amounts at Which
                            Carried at Close of Year


Description      Land         Buildings          Total        Accumulated
                                 and             (c)(d)       Deprteciation
                              Improvements                         (c)

A 128-unit
two-story
apartment
community  of
wooden  frame
construction
acquired
combination
brick veneer
and wood
siding
exterior
located in
Abilene,
Texas           $580,045       $5,070,130      $5,650,175      $4,287,592



Description        Date of                Date                Life on Which
                 Construction           Acquired              Depreciation
                                                               Is Computed
A 128-unit
two-story
apartment
community  of
wooden  frame
construction
acquired
combination
brick veneer
and wood
siding
exterior
located in
Abilene,          Complete at
Texas            Date Acquired           11/1/84                   (a)




See notes to Schedule III.



AMRECORP REALTY FUND II
Schedule III - Real Estate and Accumulated Depreciation (Continued) December 31, 2006


NOTES TO SCHEDULE III:

(a) See Note A to financial statements outlining depreciation methods and lives.

(b) See description of mortgages and notes payable in Note B to the financial statements.

(c) The reconciliation of investments in real estate and accumulated depreciation for the years ended December 31, 2006, 2005 and 2004 is as follows:

                                        Investments in    Accumulated
                                         Real Estate      Depreciation

    Balance, January 1, 2004              $5,374,779      $3,680,782

        Acquisitions                         126,199            ---
        Depreciation expense                    ---          191,729

    Balance, December 31, 2004            $5,500,978      $3,872,511

        Acquisitions                         119,412            ---
        Depreciation expense                    ---          205,516

    Balance, December 31, 2005            $5,620,390      $4,078,027

        Acquisitions                          29,785           ---
        Depreciation expense                    ---          209,565

    Balance, December 31, 2006            $5,650,175      $4,287,592


(d) Aggregate cost for federal income tax purposes is $5,654,967.


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

Robert J. Werra, 67, the General Partner, joined Loewi & Co., Incorporated ("Loewi") in 1967 as a Registered Representative. In 1971, he formed the Loewi real estate department, and was responsible for its first sales of privately placed real estate programs. Loewi Realty was incorporated in 1974, as a wholly owned subsidiary of Loewi & Co., with Mr. Werra as President. In 1980, Mr. Werra along with three others formed Amrecorp Inc. to purchase the stock of Loewi Real Estate Inc., and Loewi Realty. In 1991 Univesco, Inc. became the management agent for the Partnership. Limited Partners have no right to participate in management of the Partnership.

Item 11.  Management Renumeration and Transactions

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

For the Fiscal year ended December 31, 2006, 2005, and 2004, property management fees earned totaled $48,266, $46,996, and $46,615, respectively. An additional administration service fee was paid to the general partner of $5,472, $5,472, and $5,472, for the years ended December 31, 2006, 2005, and 2004, respectively.
Item 12.  Security Ownership of Certain Beneficial Owners and
Management

(a) No one owns of record, except as noted in Item (b) below, and the General Partner knows of no one who owns beneficially, more than five percent of the Interests in the Partnership, the only class of securities outstanding.

                                       Amount and Nature
Title         Name of                  of Beneficial        Percent
of Class      Beneficial Owner         Ownership          of Interest

Limited       Everest Management, LLC   990.25               6.8%
Partnership
Interests
              Equity Resources          920                  6.3%

(b) By virtue of its organization as a limited partnership, the Partnership has no officers or directors. Persons performing functions similar to those of officers and directors of the Partnership, beneficially own, the following units of the Partnership as of March 1, 2007.

Title            Name of          Amount and Nature         Percent
of Class     Beneficial Owner    of Beneficial Owners     of Interest

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

The following table sets forth the aggregate fees for professional services rendered to the Partnership for the years 2006 and 2005 by the Partnership's principal accounting firm, Farmer, Fuqua, & Huff, P.C.

     Type of Fees             2006           2005

     Audit Fees            $12,250        $11,500
     Audit related fees       ---            ---
     Tax fees                 ---            ---
     All other fees           ---            ---



PART IV


Item 15.  Exhibits, Financial Statements, Schedules and Reports on
Form 8-K

(A)  1.   See accompanying Financial Statements Index

     2.   Additional financial information required to be furnished:

Schedule III- Real Estate and Accumulate Depreciation.

     3.   Exhibits
          None.


(B) Reports on Forms 8-K for the quarter ended December 31, 2006.

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



                             /s/  Robert J. Werra
     March 30, 2007


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

     Dated: March 30, 2007.

                                   /s/ Robert W. Werra
                                   General Partner
                                                       Exhibit 32

             Officers' Section 1350 Certifications

     The undersigned officer of Amrecorp Realty Fund II, a Texas limited Partnership (the "Partnership"), hereby certifies that
(i) the Partnership's Annual Report on Form 10-K for the year ended December 31, 2005 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, and (ii) the information contained in the Partnerhip's Annual Report on Form 10-K for the year ended December 31, 2005 fairly presents, in all material respects, the financial condition and results of operations of the Partnership's, at and for the periods indicated.

     Dated: March 30, 2007.

                                   /s/ Robert J. Werra
                                   General Partner