Form 10-Q
period 2007-03-31
AMRECORP REALTY FUND II
filed 2007-05-14
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC  20549

                               FORM 10-Q

              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934

   For Quarter Ended March 31, 2007   Commission file number 2-90654

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

     Balance Sheet as of March 31, 2007 and
     December 31, 2006                                      Page 3

     Statements of Operations for the Three
     Months Ended March 31, 2007 and 2006                   Page 4

     Statements of Cash Flows for the Three and Three
     Months Ended March 31, 2007 and 2006                   Page 5



Item 2.  Results of Operations and Management's Discussion
         and Analysis of Financial Condition                Page 6

     Liquidity and Capital Resources                        Page 7

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                       Page 7

Item 4.  Controls and Procedures                            Page 7


Part II

     Other Information                                      Page 8

     Signatures                                             Page 9

The statements, insofar as they relate to the period subsequent to December 31, 2006 are Unaudited.


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                       AMRECORP REALTY FUND II
                       Condensed Balance Sheets

                                  March 31,    December 31,
                                    2007          2006
                                 (Unaudited)

ASSETS
Real Estate assets, at cost
Land                               $580,045      $580,045
Buildings and improvements        5,072,580     5,070,130
                                  5,652,625     5,650,175
 Less: Accumulated depreciation  -4,343,592    -4,287,592
Real estate, net                  1,309,033     1,362,583

Cash including cash investments     101,021        73,658
Due from Affiliate                        0         2,063
Escrow deposits                     110,443       182,023
Deferred Costs and Fees              74,053        77,950
Other assets                          5,727        16,789
            Total Assets         $1,600,277    $1,715,066


LIABILITIES AND PARTNERS' EQUITY:

LIABILITIES:
Mortgage payable                 $3,805,564    $3,818,168
Payable to Affiliates                   978             0
Interest payable                     20,549        20,548
Real estate taxes payable            31,749             0
Security deposits                    26,778        29,212
Accounts payable and accrued
 expenses                            34,767       180,254

       Total Liabilities          3,920,385     4,048,182

PARTNERS CAPITAL (DEFICIT):
Limited Partners                 -2,247,629    -2,260,507
General Partners                    -72,479       -72,609

Total Partners Capital (Deficit) -2,320,108    (2,333,116)


Total Liabilities and Partners
 Equity                          $1,600,277    $1,715,066




              See notes to Condensed Financial Statements



                        AMRECORP REALTY FUND II
                   Condensed Statement of Operations
                              (Unaudited)

                                   Three Months Ended
                                        March 31,
REVENUES                             2007      2006

           Rental income           $237,953  $226,675
           Other property            10,665     5,479
               Total revenues       248,618   232,154

EXPENSES
           Salaries & wages          22,003    21,944
           Maintenance & repairs      5,103     2,212
           Utilities                 10,230    10,454
           Real estate taxes         31,749    31,749
           General administrative    10,673     5,620
           Contract services         12,895    12,923
           Insurance                 11,062     8,463
           Interest                  59,606    54,520
           Depreciation and
            amortization             56,000    50,000
           Property management fees  12,391    11,573
           Amortization of deferred
            costs and fees            3,898     3,898

               Total expenses       235,610   213,356


NET INCOME (LOSS)                   $13,008   $18,798


NET INCOME LIMITED PARTNERSHIP
UNIT BASIC                            $0.89     $1.28

Limited Partnership units
 outstanding basic                   14,544    14,544





              See Notes to Condensed Financial Statements




                        AMRECORP REALTY FUND II
                   Condensed Statement of Cash Flows
                               Unaudited

                                                     Three Months Ended
                                                         March 31,
                                                    2007           2006

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                           $13,008        $18,798
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                         56,000         50,000

Net Effect of changes in operating accounts
Escrow deposits                                       71,580        107,799
Deferred Costs                                         3,897          3,897
Accrued real estate taxes                             31,749         31,749
Security deposits                                     (2,434)         2,209
Accounts payable                                    (145,487)      (135,403)
Other assets                                          11,062          8,463
   Net cash provided by operating activities          39,375         87,512

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                             (2,450)             0
     Net cash used by investing activities            (2,450)             0

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable                  (12,604)       (13,057)
Proceeds from amounts due affiliates                     978          1,484
Repayment of amounts due to affiliates                 2,063              0
Increase in accrued interest                               1           (851)
     Net cash used by financing activities            (9,562)       (12,424)

NET INCREASE (DECREASE) IN CASH AND CASH              27,363         75,088
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        73,658        191,459

CASH AND CASH EQUIVALENT, END OF PERIOD             $101,021       $266,547


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

These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At March 31, 2007 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 97.9% during the first quarter of 2007 as compared to 99.2% for the first quarter of 2006.

FIRST THREE MONTHS 2007 COMPARED TO FIRST THREE MONTHS 2006
Revenue from property operations increased $16,464 or 7.09%, for the first three months of 2007, as compared to the 2006 first three months. Rental income increased $11,278 or 4.98% due to increased rental rates. Other income increased $5,186 or 94.65% primarily due
to increased fees.   The following table illustrates the components:

                        Increase     Per Cent
                       (Decrease)    Change

Rental income            $11,278      4.98%
Other property             5,186     94.65%
                         $16,464      7.09%

Property operating expenses increased $22,254 or 10.43%, for the first three months of 2007, as compared to the same period in 2006. This was primarily due from increased maintenance. and repairs. Maintenance increased $2,891 or 130.7% due to carpets purchased. General & administrative increased $5,053 or 89.91% due to increased legal. Insurance increased $2,599 or 30.71% due to higher insurance rates. The following table illustrates the components by category:

                           Increase      Per Cent
                          (Decrease)     Change

Salaries & wages             $59          0.27%
Maintenance & repairs      2,891        130.70%
Utilities                   (224)        (2.14)%
General administrative     5,053         89.91%
Contract services            (28)        (0.22)%
Insurance                  2,599         30.71%
Interest                   5,086          9.33%
Depreciation and
 amortization              6,000         12.00%
Property management fees     818          7.07%
Net Increase (Decrease)  $22,254         10.43%


LIQUIDITY AND CAPITAL RESOURCES

The General Partner has listed the final property for sale with a national brokerage firm. Provided we receive an acceptable offer we anticipate selling the property by the end of 2007.

As of March 31, 2007, the Partnership had $101,021 in cash and cash equivalents as compared to $73,658 as of December 31 2006. The net increase in cash of $27,363 is principally due to cash flow from operations.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse adjustable rate mortgage as of March 31, 2007, with an interest rate based on monthly LIBOR rate plus 1.53% which is 6.25% (the maximum rate) as of March 31, 2007. Required principal payments on this mortgage note for the three years ended December 31, 2009, are $45,427, 48,014, and $50,759 respectively.

For the foreseeable future, the Partnership anticipates that mortgage principal payments (excluding balloon mortgage payments), improvements and capital expenditures will be funded by net cash from operations.
The primary source of capital to fund future Partnership balloon mortgage payments will be proceeds from the sale, financing or refinancing of the properties.

On December 14, 2004 the Partnership refinanced the loan on Chimney Square Apartments. The original loan matured and a new $3,920,000 loan from GEMSA Loan Services was obtained. The current note is payable in monthly installments of principal and interest to be calculated on the monthly LIBOR rate plus 1.53%, with a maximum rate of 6.25% through January 2012. The loan matures on January 2012. In connection with this loan, the lender required, and the Partnership provided, a single asset partnership known as Chimney Square Apartments, owned 99% by the Fund.

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






     Date:     May 3, 2007

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




  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  May 3, 2007


  Exhibit 32.1

                      CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO
            SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the Quarterly Report of Amrecorp Realty Fund II ("the Partnership") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof ("the Report"), I, Robert J. Werra, Acting Principal Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



  /s/ Robert J. Werra


  Robert J. Werra
  Acting Principal Executive Officer and Chief Financial Officer
  May 3, 2007