Form 10-Q
period 2007-06-30
AMRECORP REALTY FUND II
filed 2007-08-14
CIK 745061

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549

                              FORM 10-Q

             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934

  For Quarter Ended June 30, 2007   Commission file number 2-90654

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

    Balance Sheet as of June 30, 2007 and
    December 31, 2006                                    Page 3

    Statements of Operations for the Three and Six
    Months Ended June 30, 2007 and 2006                  Page 4

    Statements of Cash Flows for the Six
    Months Ended June 30, 2007 and 2006                  Page 5



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


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements

                      AMRECORP REALTY FUND II
                      Condensed Balance Sheets

                                    June 30,      December 31,
                                      2007           2006
                                   (Unaudited)

ASSETS

Real estate held-for-sale,
net of depreciation                 $1,406,302     $1,544,606
Cash including cash investments        155,639         73,658
Due from Affiliate                         ---          2,063
Deferred Costs and Fees                 70,155         77,950
Other assets                            29,335         16,789
          Total Assets              $1,661,431     $1,715,066


LIABILITIES AND PARTNERS'
EQUITY:

LIABILITIES:

Liabilities related to assets
 held-for-sale                      $3,920,348     $4,023,547
Payable to Affiliates                      200         ---
Accounts payable and accrued
 expenses                               29,635         24,635


     Total Liabilities               3,950,183      4,048,182
PARTNERS CAPITAL (DEFICIT):
Limited Partners                    -2,216,587     -2,260,507
General Partners                       -72,165        -72,609

Total Partners Capital              -2,288,752     (2,333,116)
(Deficit)


  Total Liabilities and


             See notes to Condensed Financial Statements



                       AMRECORP REALTY FUND II
                 Condensed Statements of Operations
                             (Unaudited)

                              Three Months Ended    Six Months Ended
                                   June 30,            June 30
REVENUES                       2007        2006     2007        2006

Interest Income                1,155      1,465     1,810      2,209
Total revenues                 1,155      1,465     1,810      2,209

EXPENSES
General administrative         4,350     15,803     8,035     18,529
Total expenses                 4,350     15,803     8,035     18,529

Net loss from continuing
 operations                   (3,195)   (14,338)   (6,225)   (16,320)

Net income from discontinued
 operations                   34,551     13,837    50,589     34,617

NET INCOME (LOSS)            $31,356      ($501)  $44,364    $18,297

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT - BASIC      $2.13     $(0.03)    $3.02      $1.25

Limited Partnership units
 outstanding Basic            14,544     14,544    14,544     14,544





             See Notes to Condensed Financial Statements




                       AMRECORP REALTY FUND II
                  Condensed Statement of Cash Flows
                              Unaudited

                                                  June Months Ended
                                                       June 30,
                                                  2007         2006

CASH FLOWS FROM OPERATING ACTIVITY
Net income                                       $44,364     $18,297
Adjustments to reconcile net income to net
cash
provided by operating activities:
Depreciation and amortization                    103,540     107,795

Net Effect of changes in operating accounts
Escrow deposits                                   50,909     107,670
Accrued real estate taxes                         63,498      63,498
Security deposits                                 (2,062)      3,854
Accounts payable                                (139,659)   (129,412)
Other assets                                     (12,546)    (24,164)
  Net cash provided by operating activities      108,044     147,538

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Real Estate                         (8,350)    (18,000)
    Net cash used by investing activities         (8,350)    (18,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of mortgage notes payable              (24,086)    (24,027)
Proceeds from amounts due affiliates               4,310       2,105
Repayment of amounts due to affiliates             2,063           0
Increase in accrued interest                         ---        (851)
    Net cash used by financing activities        (17,713)    (22,773)

NET INCREASE (DECREASE) IN CASH AND CASH          81,981     106,765
EQUIVALENTS
CASH AND CASH EQUIVALENTS, BEGINNING OF           73,658     191,459
PERIOD

CASH AND CASH EQUIVALENT, END OF PERIOD         $155,639    $298,224


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

Real Estate Held For Sale & Discontinued Operations

     In June 2007, the Partnership entered into a purchase and sale agreement to the sell the Partnership's final property located in Texas to a third party for $6,250,000. As a result, as required by Financial Accounting Standard No. 144 , "Accounting for the Impairment or Disposal of Long-Lived Assets", the property and related assets and liabilities are classified as held for sale on the balance sheets, depreciation ceased and the property's operations are included in discontinued operations in the statements of operations for each of the periods presented. The sale is expected to close in the third quarter of 2007.

     Real estate held-for-sale includes the following:
                                     June 30,     December 31,
                                       2007          2006

     Property at net book value    $ 1,275,188    $ 1,362,583
     Escrow deposits                   131,114        182,023
     Real  estate  held-for-sale,
      net of depreciation          $ 1,406,302    $ 1,544,606

     Liabilities relating to assets held-for-sale include:
                                     June 30,     December 31,
                                       2007          2006

     Mortgage payable              $ 3,794,082    $ 3,818,168
     Real estate taxes payable          63,498            ---
     Security deposits                  27,150         29,212
     Accounts Payable                   35,618        176,167
     Liabilities related to assets
      held-for-sale                $ 3,920,348    $ 4,023,547

     The operations of the property for the three and six months ending June 30, 2007 and 2006 are included in discontinued operations in the statements of operations. The following tables summarize the revenue and expense information for the discontinued operations:

                                                Six months ended
                                                   June 30
                                              2007           2006

     Rents and other property revenues      $ 502,715   $ 479,258
     Operating expenses                       452,126     444,641
     Operating income                        $ 50,589    $ 34,617
     Other income (expense)                       ---         ---
     Net income from discontinued
      operations                             $ 50,589    $ 34,617


                                               Three months ended
                                                   June 30
                                              2007           2006
     Rents and other  property revenues    $ 254,752    $ 247,848
     Operating expenses                      220,201      234,011
     Operating income                       $ 34,551     $ 13,837
     Other income (expense)                      ---          ---
     Net income from discontinued
      operations                            $ 34,551     $ 13,837



Item 2. RESULTS OF OPERATIONS AND MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION

Results of Operations
At June 30, 2007 the Partnership owned one property, Chimney Square Apartments located in Abilene Texas with approximately 126,554 net rentable square feet. The occupancy of Chimney Square averaged 99.2% during the second quarter of 2007 as compared to 95.8% for the second quarter of 2006.

SECOND QUARTER 2007 COMPARED TO SECOND QUARTER 2006
Revenue from continuing operations decreased $310 or 21.16%, for the second quarter of 2007, as compared to the 2006 second quarter. Interest income accounted for the decrease. The following table illustrates the components:

                            Increase      Per Cent
                           (Decrease)      Change


Interest Income             $(310)         21.16%
Net Decrease                $(310)         21.16%

Continuing operating expenses decreased $11,453 or 72.4%, for the second quarter of 2007, as compared to the same period in 2006. General & administrative decreased $11,453 or 72.4%. The following table illustrates the components by category:

                            Increase      Per Cent
                           (Decrease)      Change


General administrative     $(11,453)        72.4%
Net (Decrease)             $(11,453)        72.4%



FIRST SIX MONTHS 2007 COMPARED TO FIRST SIX MONTHS 2006
Revenue from continuing operations decreased $399 or 18.06%, for the first six months of 2007, as compared to the 2006 first six months. Interest income accounted for the decrease. The following table illustrates the components:

                            Increase      Per Cent
                           (Decrease)      Change


Interest Income             $(399)         18.06%
Net Decrease                $(399)         18.06%

Continuing operating expenses decreased $10,494 or 56.63%, for the first six months of 2007, as compared to the same period in 2006. General & administrative decreased $10,494 or 56.63%. The following table illustrates the components by category:

                            Increase      Per Cent
                           (Decrease)      Change


General administrative     $(10,494)       56,63%
Net (Decrease)             $(10,494)       56.63%



LIQUIDITY AND CAPITAL RESOURCES

The General Partner has signed a contract to sell Chimney Square Apartments over the next few months. We anticipate a distribution of approximately $140 per limited partnership unit shortly after the sale closes.

As of June 30, 2007, the Partnership had $155,639 in cash and cash equivalents as compared to $73,658 as of December 31 2006. The net increase in cash of $81,981 is principally due to cash flow from operations.

On December 31, 2004 the partnership distributed $100.00 per limited partnership unit to units of record December 31, 2004. This distribution was made from proceeds of refinancing Chimney Square Apartments.

The property is encumbered by non-recourse adjustable rate mortgage with an interest rate based on monthly LIBOR rate plus 1.53% which is 6.25% (the maximum rate) as of June 30, 2007. Required principal payments on this mortgage note for the three years ended December 31, 2009, are $45,427, 48,014, and $50,759 respectively.

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


Item 4 - Controls and Procedures

Based on their most recent evaluation, which was completed June 30, 2007 our Acting Principal Executive Officer and Chief Financial Officer, believe our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective. There were not any significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, and there has not been any corrective action with regard to significant deficiencies and material weaknesses.

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


                         AMRECORP REALTY FUND II
                         a Texas limited partnership



                         By:  /s/ Robert J. Werra
                              Robert J. Werra,
                              General Partner






     Date:     August 9, 2007
                                                        Exhibit 31.1

                            CERTIFICATION

I, Robert J. Werra, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Republic Realty Fund;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)                                  Evaluated the
          effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)                                  All significant
          deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007               /s/ Robert J. Werra
                                   Robert J. Werra
                                     Acting Principal Executive
                                     Officer and Chief Financial
                                     Officer



                                                        Exhibit 32.1

                            CERTIFICATION
               Pursuant to 18 United States Code  1350

I, Robert J. Werra, General Partner of Amrecorp Realty Fund II, hereby certify that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 of Amrecorp Realty Fund II (the "Company") filed with the Securities and Exchange Commission on the date hereof fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2007               /s/ Robert J. Werra
                                   Robert J. Werra
                                     Acting Principal Executive
                                     Officer and Chief Financial
                                     Financial Officer